Form 10KSB
period 1994-12-31
ART CARDS INC
filed 1996-06-13
CIK 822618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to                          .
                               ---------    ----------

Commission File Number:  33-17229-D

                                 ART CARDS, INC.
                          -----------------------------
                         (Name of Small Business Issuer
                                 in its Charter)

         Colorado                                              84-0978589
 ------------------------------                             ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

         933 Pearl Street
         Denver, Colorado                                       80203
 --------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone:  (303) 831-9335

Securities registered under Section 12(b) or Section 12(g) of the Act:

                                      None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1994, were $2,653. The aggregate market value of the voting stock held as of May 15, 1996, by nonaffiliates of the Registrant was $0 as there was no bid on that day.

As of May 15, 1996, Registrant had 876,602,000 shares of its $0.0001 par value common stock outstanding.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Art Cards, Inc. (the "Company") was incorporated under the laws of the state of Colorado on January 30, 1984, as World Greetings, Inc., and changed its name to Art Cards, Inc. on March 31, 1987. The Company designed, manufactured, produced and marketed greeting cards.

     On November 7, 1993, the Company sold its remaining inventory of greeting cards, approximately 337,000, for $22,000 and is no longer in the business of designing, manufacturing, producing and marketing greeting cards. The Company has been looking for a suitable merger or acquisition candidate.

     In May 1996, the Company entered into a letter of intent with Legacy Brands, Inc. ("Legacy") relating to a proposed transaction pursuant to which the Company would acquire all of the assets of, and assume certain of the liabilities of, Legacy in exchange for shares of the Company's Common Stock, which after the transaction, would represent 92.5% of the outstanding Common Stock of the Company. As a part of the transaction, the Company would effectuate a reverse split of its outstanding Common Stock leaving approximately 375,000 shares issued and outstanding that would be owned by the Company's current stockholders and approximately 4,625,000 shares issued and outstanding that would be owned by Legacy or its stockholders. Further, upon completion of the transaction, the Company would change its name to Legacy Brands, Inc. and would likely reincorporate in either California or Delaware. The Company and Legacy are negotiating a definitive agreement relating to the transaction and there are no assurances that the transaction will occur.

     Legacy has provided the Company with the following information in this paragraph. Legacy is a development stage California corporation that has an exclusive license to use certain names and marks of Mrs. Field's Development Corporation to market Mrs. Field's frozen dough for cookies, muffins, brownies, pound cakes, baked goods and frozen dessert items containing Mrs. Field's cookie dough in North America, Hawaii and Puerto Rico through grocery stores, supermarkets, convenience stores, club stores, and other similar retail prepackaged food and snack distribution channels. The Company currently markets the dough products nationally in retail supermarkets, as well as in the Sam's Club wholesale division of Wal-Mart stores and in Price/Costco Club Stores. As of January 31, 1996, Legacy had a negative net worth of approximately $608,000. For the 12 months ended January 31, 1996, Legacy realized a loss of approximately $2,900,000.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 933 Pearl Street, Denver, Colorado, which is the home of the Company's President.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth quarter for the fiscal year ended December 31, 1994, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

                                     PART II

ITEM 5.   MARKET FOR THE THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock.

     As of May 15, 1996, the Company had approximately 984 shareholders of record of its common stock.

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

     During the fiscal year ended December 31, 1994, the Company's working capital deficit increased slightly from $71,614 at December 31, 1993 to $74,045 at December 31, 1994. The increase was the result of an increase in accounts payable for 1994. The Company is no longer in the business of designing, manufacturing, producing, and marketing greeting cards. The Company's auditors have included a qualification in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company has been seeking a business combination. Although the Company has entered into a letter of intent for a business combination, there are no assurances the Company will be successful in combining with any other entity.

Results of Operations

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993.

     Sales for the year ended December 31, 1994 were $2,653 and represented royalties from a license agreement. Expenses represent primarily accounting, legal fees and bank service fees. The Company no longer actively markets its greeting cards and sold its entire inventory in 1993.

Inflation

     The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended December 31, 1994.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are filed as part of this Annual Report on Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) On May 16, 1996, the Company retained the firm of Janet Loss, C.P.A., P.C. to serve as the Company's principal independent accountants in place of Mitchell . Finley and Company, P.C., which had served in that capacity for the two fiscal years ended December 31, 1993. On June 7, 1996, the Company advised Mitchell . Finley and Company, P.C. that the Company was terminating Mitchell . Finley and Company, P.C., as the Company's principal independent accountants as of May 16, 1996.

     (b) There were no disagreements during the Company's two fiscal years ended December 31, 1993, or any interim period subsequent thereto between the Company and Mitchell . Finley and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mitchell . Finley and Company, P.C., would have caused Mitchell . Finley and Company, P.C. to make reference in its reports to the subject matter of such disagreement.

     (c) The opinions of Mitchell . Finley and Company, P.C. on the Company's financial statements for the fiscal years ended December 31, 1993 and 1992, contained no adverse opinion or disclaimer of opinion, nor were such opinions qualified as to uncertainty, audit scope or accounting principles, except that such opinions raised substantial doubt about the Company's ability to continue as a going concern.

     (d) The decision to change accountants was not approved by the Company's Board of Directors or any committee thereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company and the age of each director, and the period during which each director has served are as follows:

Name and position, if any,
in the Company                                                  Age   Director Since
- --------------------------                                      ---   --------------

Richard H. Miller
(President and Chairman of the Board) ..................         50         1984

Richard M. Gawlik
(Secretary/Treasurer) ..................................         58         1986

Marilyn R. Goldberg ....................................         50         1984

John W. Rapparlie ......................................         52         1987


     There was no arrangement or understanding between any director and any other person pursuant to which any director was selected as a director.

     The executive officers of the Company are elected annually. Each executive officer shall hold office until his successor duly is elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they have served as such are as follows:


Name of Executive Officer and
Position in Company                                             Age    Officer Since
- -----------------------------                                   ---    -------------
Richard H. Miller
(President and Chairman of the Board) ..................         50         1984

Richard M. Gawlik
(Secretary/Treasurer) ..................................         58         1986


     There was no arrangement or understanding between any executive officer and any other person pursuant to which any executive officer was selected as an executive officer.

     The following is a brief account of the business experience during the past five years of each director and executive officer:

Name of Director             Principal Occupation During
or Officer                   the Last Five Years
- ----------------             ----------------------------

Richard H. Miller            Chairman of the Board and President of the Company.

Richard M. Gawlik            Secretary/Treasurer  of the Company  since  August,
                             1986;  Independent consultant since 1992; President
                             of The  Kober  Corporation  and of Kober  Financial
                             Corporation    where   he   has   also    acted   a
                             broker/dealer,  from January,  1986 to March, 1992;
                             sole  proprietor of RMG  Enterprises,  Inc.,  which
                             provides   accounting   and  financial   consulting
                             services to small and medium sized corporations, from 1981 to 1987.

Marilyn R. Goldberg          President   of   Mari   Hube   (formerly   Marigold
                             Enterprises, Ltd.), a publisher and distributor of fine art graphics, limited edition prints and posters.

John Rapparlie               Chief   Executive   Officer  since  July  1986  and
                             President and Sales Director for Paper Cargo, Inc., a greeting card sales and marketing corporation, since August, 1982.

     No director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     None of the Company's directors or executive officers is involved in any legal proceedings required to be reported pursuant to this Item 9.

     Identification of Certain Significant Employees.

     Not Applicable.

     There are no family relationships between any officers and directors of the Company.

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the Company's last three fiscal years ended December 31, 1994, 1993 and 1992, the compensation paid by the Company for services rendered in all capacities to the Company to Richard H. Miller, who was the chief executive officer of the Company during the Company's fiscal year ended December 31, 1994. No person who served as an executive officer of the Company during the Company's fiscal year ended December 31, 1994, received total annual salary and bonus in excess of $100,000 from the Company during the Company's fiscal year ended December 31, 1994:



                           Summary Compensation Table

                                                                        Long Term
                                                                       Compensation
                                         Annual Compensation              Awards
                                  -----------------------------------   ----------
                    Year                               Other            Securities    All
Name and            Ended                              Annual           Underlying    Other
Principal Position  December 31,  Salary($)   Bonus($) Compensation($)  Options (#)   Compensation($)
- ------------------  ------------  ---------   -------  --------------   ----------    --------------


Richard H. Miller ...      1994       --           -           --           --         --
President                  1993   $ 2,338 (1)      -           --           --         --
                           1992   $26,000 (2)      -           --           --         --
- --------------

(1)  An additional amount of $37,662 has been accrued but not paid.

(2)  An additional amount of $34,000 has been accrued but not paid.

Option Grants in Fiscal Year Ended December 31, 1994

     No options were granted by the Company to Richard H. Miller during the Company's fiscal year ended December 31, 1994.

Option Exercises and Fiscal Year-End Option Values

     No options were owned by Richard H. Miller at December 31, 1994, and no options were exercised by Richard H. Miller during the Company's fiscal year ended December 31, 1994.

Compensation of Directors

     There were no standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended December 31, 1994.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     The following person is the only person known to the Company who on May 15, 1996, owned beneficially more than 5% of the Company's $0.0001 par value common stock, its only class of outstanding voting securities:


Name and Address of                Amount and Nature of                 Percent
Beneficial Owner                   Beneficial Ownership (1)             of Class
- -------------------                -----------------------              --------
Richard H. Miller ............           414,315,800                     47.3%
933 Pearl Street
Denver, Colorado 80203

     (1) Mr. Miller has the sole voting and investment power with respect to the shares.

     (b) Security Ownership of Management.

     The following table shows as of May 15, 1996, the shares of the Company's $0.0001 par value common stock beneficially owned by each director of the Company and the shares beneficially owned by all the officers and directors of the Company as a group:


                                        Amount of Shares and Nature     Percent
Name of Beneficial Owner                of Beneficial Ownership(1)      of Class
- ------------------------                ---------------------------     --------

Richard H. Miller ....................        414,315,800               47.3%

Richard M. Gawlik ....................          1,350,000                0.15%

Marilyn R. Goldberg ..................         10,000,000                1.1%

John W. Rapparlie ....................            100,000                0.01%

All Officers and Directors as a ......        425,765,800               48.6%
Group (4 Persons)


     (1) The beneficial owners listed have sole voting and investment power with respect to the shares.

     (c) Changes in Control.

     Except for the possible  transaction with Legacy Brands,  Inc. described in
Item 1 hereof, there are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no transactions that are required to be reported pursuant to this
Item 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     3.1(a) Articles of Incorporation.

     3.1(b) Articles of Amendment to the  Articles of  Incorporated  filed March
            31, 1987.

     3.1(c) Amendment to Articles of Incorporation filed November 13, 1987.

     3.1(d) Amendment to Articles of Incorporation filed September 30, 1988.

     3.1(e) Certificate of Correction to Articles of  Incorporation  filed April
            11, 1989.

     3.2    Bylaws.

     16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated May 16, 1996).

     (b)  Reports on Form 8-K.

     None.

                                     ITEM 7

                                     PART IV



ART CARDS, INC.

Index to Financial Statements



Independent Auditor's Report ...............................           F-1

Balance Sheets .............................................           F-2

Statements of Operations ...................................           F-3

Statements of Shareholders' Deficit ........................           F-4

Statements of Cash Flows ...................................           F-5

Notes to Financial Statements ..............................           F-6 - F-9

                            Janet Loss, C.P.A., P.C.
                       9101 East Kenyon Avenue, Suite 2000
                             Denver, Colorado 80237
                                 (303) 220-0227


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $2,431 and $54,632 for the years ended December 31, 1994 and 1993, respectively. In addition, the Company has incurred losses to date in the amount of $1,109,678. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.

May 23, 1996


                                 ART CARDS, INC.

                                 BALANCE SHEETS

                                                                       December 31,   December 31,
                                                                           1994          1993
                                                                       ------------   -----------

                                     ASSETS


CURRENT ASSETS:
         Cash ......................................................   $       107    $        48
                                                                       -----------    -----------
         TOTAL CURRENT ASSETS ......................................           107             48
                                                                       -----------    -----------
OTHER ASSETS:
         Organization Costs, net of
           accumulated amortization of
           $14,509 as of December 31,
           1994 and 1993, respectively .............................             0              0
                                                                      -----------    -----------
         TOTAL OTHER ASSETS ........................................             0              0
                                                                       -----------    -----------
TOTAL ASSETS .......................................................   $       107    $        48
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT  LIABILITIES:
         Accounts Payable ..........................................   $     4,290    $         0
         Accrued liabilities, officer ..............................        69,862         71,662
                                                                       -----------    -----------
         TOTAL CURRENT LIABILITIES .................................        74,152         71,662
                                                                       -----------    -----------

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         861,602,000 shares issued and
         outstanding as of December 31,
         1994 and 1993 .............................................        86,160         86,160

         Additional paid-in capital ................................       949,473        949,473

         Accumulated deficit .......................................    (1,109,678)    (1,107,247)
                                                                       -----------    -----------
         TOTAL SHAREHOLDERS' DEFICIT ...............................       (74,045)       (71,614)
                                                                       -----------    -----------
TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT .....................................   $       107    $        48
                                                                       ===========    ===========


See independent auditor's report and notes to financial statements.



                                 ART CARDS, INC.

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1994 and 1993



                                               1994             1993
                                           ------------      ----------
Sales, net ..........................      $     2,653      $    31,423
                                           -----------       ----------

OPERATING EXPENSES:
         Costs of goods sold .........            --             12,964
         Salaries and payroll taxes ..            --             40,000
         General and
           administrative expenses ...             136           16,339
         Professional fees ...........           4,990            9,252
         Commissions and
           distribution fees .........            --              7,500
                                           -----------       ----------
         TOTAL EXPENSES ..............           5,126           86,055
                                           -----------       ----------
LOSS FROM OPERATIONS .................          (2,473)         (54,632)
                                           -----------       ----------
OTHER INCOME:
         Miscellaneous ...............              42             --
                                           -----------       ----------
         TOTAL OTHER INCOME ..........              42             --
                                           -----------       ----------
NET LOSS .............................   $      (2,431)     $   (54,632)
                                           ===========       ===========
NET LOSS PER COMMON SHARE ............   $           *      $          *
                                           ===========       ===========
WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..........     861,602,000       861,602,000
                                           ===========       ===========

* less than $.01 per share













See independent auditor's report and notes to financial statements.



                                 ART CARDS, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                 For the Years Ended December 31, 1994 and 1993



                                                        Additional
                                             Par          Paid-In   Accumulated
                       Number of Shares      Value        Capital     Deficit
                       ----------------     -------     ----------  -----------
Balances,
January 1, 1993 .......   861,602,000   $    86,160   $   949,473   $(1,052,615)

Net Loss for Year Ended
December 31, 1993 .....          --            --            --         (54,632)
                          -----------     ---------     ---------    ----------
Balances,
December 31, 1993 .....   861,602,000        86,160       949,473    (1,107,247)

Net Loss for Year Ended
December 31, 1994 .....          --            --            --          (2,431)
                          -----------     ---------     ---------    ----------
Balances,
December 31, 1994 .....   861,602,000   $    86,160       949,473   $(1,109,678)
                          ===========     =========     =========    ==========































See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1994 and 1993


                                                          1994        1993
                                                      ------------  ----------
Operating Activities:

         Net Loss ...................................   $ (2,431)   $(54,632)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

           Depreciation and amortization ............       --         2,282

         Changes in operating assets and liabilities:

           Decrease in accounts receivable ..........       --         3,913
           Decrease in inventories, prepaid
             expenses and other current
             assets .................................       --         6,482
           Decrease in noncurrent inventory .........       --         6,482
           Increase (decrease) in accounts
             payable and other current
             liabilities ............................      2,490      34,947
                                                        --------    --------

NET CASH USED IN OPERATING ACTIVITIES ...............         59        (526)
                                                        --------    --------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..............................         59        (526)

CASH, BEGINNING OF YEAR .............................   $     48    $    574
                                                        --------    --------

CASH, END OF YEAR ...................................   $    107    $     48
                                                        ========    ========













See independent auditor's report and notes to financial statements.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Art Cards, Inc. (the Company), formerly World Greetings, Inc., was incorporated in Colorado on January 30, 1984, for the purpose of manufacturing and marketing greeting cards and similar products. The Company disposed of all its inventory in 1993 and no longer markets greeting cards and similar products.

The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain financing. The Company is currently looking for a suitable candidate to merge with or be acquired by. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenues and expenses during the reporting periods.

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock- based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair-value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

Cash and Cash Equivalents
The Company considers investments in Treasury Bills and certificates of deposits with maturities of less than three months of the balance sheet date to be cash equivalents.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the criteria for measuring the provisions for income taxes and recognizing deferred tax assets and liabilities in the accompanying financial statements. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based upon the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the financial statements.

Net Loss Per Common Share
The net loss per share of common stock is determined using the weighted-average number of shares issued and outstanding during the period, according to rules of the Securities and Exchange Commission. The Company's common stock equivalents were not included in the computation because their effect was antidilutive.


NOTE C - LICENSE AGREEMENTS

The Company has entered into several license agreements with various artists and publishers to use designated graphic images in its manufacture, distribution and sale of greeting cards, postcards and similar products. Generally, the license agreements are exclusive and require royalties on net sales of licensed products by the Company. Certain agreements can be terminated by the licensor, after specified periods of time, if minimum sales requirements are not met. Under some license agreements, the Company has made non-refundable advance royalty payments. The advance royalties are charged to expense as they are earned by the licensor. The Company no longer uses the license agreements.

On June 28, 1991, the Company entered into a five-year license agreement with Recycled Paper Products, Inc. (Recycled Paper) and Rob Barber. Recycled Paper has the exclusive right to receive, sell and distribute greeting cards and related products created by Rob Barber in the United States, Canada and Australia. Recycled Paper has agreed to pay the Company and Rob Barber five percent of all net sales. In addition, Recycled Paper has agreed to pay the Company and Rob Barber 50 percent of all license fees, advances against royalties and royalties that Recycled Paper may receive from sublicenses granted by Recycled Paper. Such sublicenses may only be granted outside the United States, Canada and Australia. This agreement will terminate in June or July 1996.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - SHAREHOLDERS' DEFICIT

In connection with the Company's public offering, the Company issued 20,000,000 callable Class A common stock purchase warrants. Each Class A warrant consisted of one callable Class B common stock purchase warrant and entitled the holder to purchase ten additional shares of common stock at an exercise price of $.0075 per share until February 9, 1996. Each Class B warrant entitled the holder to purchase ten shares of common stock at an exercise price of $.01 per share until February 9, 1996. All of the above-referenced warrants expired on February 9, 1996.


NOTE E - RELATED PARTY TRANSACTIONS

The Company leased office space from its president on a month-to-month basis. As of December 31, 1994, $2,715 was owed to the president for rent and accrued salaries of $67,147.00.


NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1994, the Company had net operating loss carryforwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carryforwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carryforwards that give rise to significant portions of the deferred tax assets at December 31, 1994, are presented below. The entire valuation allowance was recorded during 1994.

                    Net operating loss
                      carryforwards ..........   $ 185,100
                    Compensation expense not
                      allowed for income tax
                      reporting purposes .....       8,000
                    Valuation allowance ......    (193,000)

                    Balance, December 31, 1994   $       0
                                                 =========

There is no provision for income taxes in 1994 and 1993 because the Company had net operating losses.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE G - LETTER OF INTENT

The Company signed a letter of intent with Legacy Brands, Inc. to acquire Legacy Brands, Inc. in a transaction which may or may not be tax-free under Internal Revenue Code Section 368.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ART CARDS, INC.



Date: June 11, 1996                     By /s/ Richard H. Miller
                                          ------------------------------------
                                          Richard H. Miller, President



Date: June 11, 1996                     By /s/ Richard M. Gawlik
                                          ------------------------------------
                                          Richard M. Gawlik, Treasurer,
                                          and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 11, 1996                     By /s/ Richard H. Miller
                                          ------------------------------------
                                          Richard H. Miller, Director



Date: June 11, 1996                     By /s/ Richard M. Gawlik
                                          ------------------------------------
                                          Richard M. Gawlik, Director



Date: June 11, 1996                     By /s/ Marilyn R. Goldberg
                                          ------------------------------------
                                          Marilyn R. Goldberg, Director



Date: June 11, 1996                     By /s/ John W. Rapparlie
                                          ------------------------------------
                                          John W. Rapparlie, Director

     Supplemental  information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering the the Issuer's last fiscal year or proxy material was sent to security holders.