Form 10QSB
period 1995-03-31
ART CARDS INC
filed 1996-06-13
CIK 822618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1995


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From      to
                                                  ----    ----

                               Commission File No.
                                   33-17229-D


                                 ART CARDS, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                              84-00978689
   --------------------------------      -------------------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
   of incorporation or organization)

                                933 Pearl Street
                             Denver, Colorado 80203
                     --------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number: (303) 831-9335.


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

     YES  [ ]       NO   [X]

As of May 15, 1996, Registrant had 878,602,000 shares of its $0.0001 par value common stock outstanding.

ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents
- -----------------
Part I - Financial Statements

         Item 1 - Financial Statements

         Condensed Balance Sheets
         as of March 31, 1995 and December 31, 1994.......................... 1

         Condensed Statements of Operations
         for the three months ended March 31, 1995 and 1994.................. 3

         Condensed Statements of Cash Flows
         for the three months ended March 31, 1995 and 1994.................. 4

         Notes to Condensed Financial Statements............................. 5

         Item 2 - Management's Discussion and Analysis or
         Plan of Operation................................................... 6

Part II - Other Information

          Not Applicable


ART CARDS, INC.

Condensed Balance Sheets


                                                                              March
                                                                             31, 1995     December
                                                                            (Unaudited)   31, 1994
                                                                             ---------    --------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents .............................................   $    0     $  107
     Accounts receivable
     Invntory, finished goods ..............................................    -----      -----
                                                                                    0        107
                                                                               ------     ------

PROPERTY AND EQUIPMENT
     At cost ...............................................................    8,968      8,968
     Less accumulated depreciation .........................................    8,968      8,968
                                                                               ------     ------
                                                                                    0          0
                                                                               ------      -----
OTHER ASSETS
     Noncurrent inventory
     Organization and other costs, net of accumulated
          amortization of $14,509 in 1995 and 1994 .........................        0          0
                                                                               ------      -----

TOTAL ASSETS ...............................................................   $    0     $  107
                                                                               ======     ======


"See notes to condensed financial statements."



ART CARDS, INC.

Condensed Balance Sheets (cont.)

                                                                     March
                                                                   31, 1995       December
                                                                  (Unaudited)     31, 1994
                                                                   ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable .........................................         3,090          4,290
     Accrued expenses, related party ..........................   $    69,755    $    69,862
                                                                  -----------    -----------
                                                                  $    72,845    $    74,152
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.0001 par value, 3,000,000,000 shares
          authorized, 876,602,000 and 861,602,000 shares issued
          and outstanding .....................................        87,660         86,160
     Additional paid-in capital ...............................       950,373        949,473
     Retained deficit .........................................    (1,110,878)    (1,109,678)
                                                                  -----------    -----------
                                                                      (72,845)       (74,045)
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $         0    $       107
                                                                  ===========    ===========

"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Statements of Operations (Unaudited)



                                     For the Three Months Ended
                                              March 31,
                                       1995              1994
                                    -----------     -------------
REVENUES
     Sales, net ...............   $           0    $       1,207
                                    -----------     ------------

OPERATING EXPENSES
     Professional fees ........           1,200                0
     General and administrative               0               36
                                    ------------    -------------
                                          1,200               36
                                    -----------     ------------

INCOME (LOSS) FROM
OPERATIONS ....................          (1,200)           1,171
                                    -----------     ------------

OTHER INCOME (EXPENSE):
     Other income .............               0               41
                                    -----------     ------------
                                              0               41
                                    -----------     ------------

NET INCOME (LOSS) .............   $      (1,200)   $       1,212
                                    ===========     ============

NET INCOME (LOSS) PER
SHARE OF COMMON STOCK .........   $            *   $           *
                                    ===========     ============
AVERAGE COMMON
SHARES OUTSTANDING ............     866,602,000      861,602,000
                                    ===========     ============

* Less than $.01 per share.

"See notes to condensed financial statements."



ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)


                                                     For the Three Months Ended      For the Three Months Ended
                                                            March 31, 1995                  March 31, 1994
                                                     --------------------------      ---------------------------

Operating Activities:

         Net Loss ......................................      $(1,200)                         $ 1,389

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

                  Common stock issued for services .....      $ 1,200                          $     0
                                                                -----                           ------
         Changes in operating assets and liabilities:
                  Increase (decrease) in accounts payable
                  and other current liabilities ........      $  (107)                         $(1,200)
                                                                -----                           ------
NET CASH USED IN OPERATING ACTIVITIES ..................      $  (107)                         $   189
                                                                -----                           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      $  (107)                         $   189
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .....      $   107                          $    48
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ...........      $     0                          $   237
                                                                =====                           ======



"See notes to condensed financial statements."

ART CARDS, INC.

Notes to Condensed Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1995. The financial statements are presented on the accrual basis.

NOTE B - CHANGE IN ACCOUNTING

     Effective January 1, 1993, the Company adopted the provisions of Statement No. 109, Accounting for Income Taxes. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that the transaction affected taxable income and the time that the transaction entered into the determination of income for financial statement purposes. The cumulative effect of this change at January 1, 1993 had no effect on net income. There are no tax credits established in the financial statements since the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carryforwards due to the fact that the likelihood of realization of the tax benefits cannot be established.

     NOTE C - MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OR PLAN OF OPERATION

     Liquidity and Capital Resources

     During the first three months of 1995, the Company's working capital deficit decreased by $1,307 to $72,845. The Company has an agreement with

"See notes to condensed financial statements."

ART CARDS, INC.

     Recycled Paper Products, Inc. to manufacture and sell one of its lines and the Company could have received a royalty on sales of this line. The inventory of recycled cards has been sold and the Company no longer receives any royalty.


     Results of Operations

     Three Months Ended March 31, 1995 and March 31, 1994 -- During 1993 the Company sold its remaining inventory of greeting cards and is no longer in the business of designing, manufacturing, producing and marketing greeting cards. The Company is now dormant as it has no operations at all. The Company is currently looking for a suitable candidate to merge with or be acquired by.

     The results of operations for the three months ended March 31, 1995 reflect the inactivity of the Company. The Company's only potential source of income was from royalties it could have received from Recycled Paper Products, Inc. under a five year license agreement which will expire in June or July of 1996. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and acccounting fees.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  June 11, 1996                   /s/ Richard H. Miller
                                        --------------------------------
                                        Richard H. Miller
                                        President, Chief Executive Officer
                                        and Principal Financial Officer