Form 10QSB
period 1995-06-30
ART CARDS INC
filed 1996-06-13
CIK 822618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1995


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

Table of Contents

Part I - Financial Statements

     Item 1 - Financial Statements

           Condensed Balance Sheets
           as of June 30, 1995 and December 31, 1994.......................... 1

           Condensed Statements of Operations
           for the three months and six months ended
           June 30, 1995 and 1994............................................. 3

           Condensed Statements of Cash Flows
           for the six months ended June 30, 1995 and 1994.................... 4

           Notes to Condensed Financial Statements............................ 5

     Item 2 - Management's Discussion and Analysis or Plan of Operation....... 6

Part II - Other Information

          Not Applicable
                                        i


ART CARDS, INC.

Condensed Balance Sheets


                                                           June
                                                         30, 1995    December
                                                        (Unaudited)  31, 1994
                                                         ---------   --------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ........................  $     0     $    107
                                                           -----        -----
                                                               0          107
                                                           -----        -----

PROPERTY AND EQUIPMENT
     At cost ..........................................    8,968        8,968
     Less accumulated depreciation ....................    8,968        8,968
                                                           -----        -----
                                                               0            0
                                                           -----        -----
OTHER ASSETS
     Organization and other costs, net of accumulated
          amortization of $14,509 in 1995 and 1994 ...         0            0
                                                           -----        -----
TOTAL ASSETS $ .......................................   $     0     $    107
                                                           =====        =====



"See notes to condensed financial statements."




ART CARDS, INC.

Condensed Balance Sheets (cont.)


                                                                       June
                                                                     30, 1995      December
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


ART CARDS, INC.

Condensed Statements of Operations (Unaudited)



                                  For the Three Months Ended         For the Six Months Ended
                                            June 30,                         June 30,
                                       1995              1994            1995              1994
                                  --------------    --------------   -------------    -------------

REVENUES
     Sales, net ..................$            0  $             0                0            1,207
                                   -------------    -------------    -------------    -------------

OPERATING EXPENSES
     Professional fees ...........             0            3,900            1,200            3,900
     General and administrative ..             0               36                0               72
                                   -------------    -------------    -------------    -------------
                                               0            3,936            1,200            3,972
                                   -------------    -------------    -------------    -------------

INCOME (LOSS) FROM
OPERATIONS .......................             0           (3,936)          (1,200)          (2,765)
                                   -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
     Other income ................             0                0                0               41
                                   -------------    -------------    -------------    -------------
                                               0                0                0               41
                                   -------------    -------------    -------------    -------------

NET INCOME (LOSS) ................$            0  $        (3,936)  $      (1,200)   $      (2,724)
                                   =============    =============    =============    =============

NET INCOME (LOSS) PER
SHARE OF COMMON STOCK ............$            *  $             *   $           *    $            *
                                   =============    =============    =============    =============

AVERAGE COMMON
SHARES OUTSTANDING ...............   876,602,000      861,602,000      874,102,000      867,602,000
                                   =============    =============    =============    =============

* Less than $.01 per share.

"See notes to condensed financial statements."



ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)


                                                      For the Six Months Ended         For the Six Months Ended
                                                            June 30, 1995                   June 30, 1995
                                                     --------------------------      ---------------------------

Operating Activities:

         Net Loss ......................................      $(1,200)                         $(2,547)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

                  Common stock issued for services .....      $ 1,200                          $     0
                                                                -----                           ------
         Changes in operating assets and liabilities:
                  Increase (decrease) in accounts payable
                  and other current liabilities ........      $  (107)                         $ 2,700
                                                                -----                           ------
NET CASH USED IN OPERATING ACTIVITIES ..................      $  (107)                         $   153
                                                                -----                           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      $  (107)                         $   153
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .....      $   107                          $    48
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ...........      $     0                          $   201
                                                                =====                           ======



"See notes to condensed financial statements."

ART CARDS, INC.

Notes to Condensed Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1995. The financial statements are presented on the accrual basis.

NOTE B - CHANGE IN ACCOUNTING

     Effective January 1, 1993, the Company adopted the provisions of Statement No. 109, Accounting for Income Taxes. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that a transaction affected taxable income and the time that the transaction entered into the determination of income for financial statement purposes. The cumulative effect of this change at January 1, 1993 had no effect on net income. There are no tax credits established in the financial statements since the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carryforwards due to the fact that the likelihood of realization of the tax benefits cannot be established.

     NOTE C - MANAGEMENT'S DISCUSSION AND
              ANALYSIS OR PLAN OF OPERATION

     Liquidity and Capital Resources

     During the six months ended June 30, 1995, the Company's working capital deficit decreased by $1,307 to $72,845. The Company had an agreement with Recycled Paper Products, Inc. to manufacture and sell one of its lines and

"See notes to condensed financial statements."

ART CARDS, INC.

     the Company could have received a royalty on sales of this line. The inventory of recycled cards has been sold and the Company no longer receives any royalty.


     Results of Operations

     Three months and six months ended June 30, 1995 and June 30, 1994 - During 1993 the Company sold its remaining inventory of greeting cards and is no longer in the business of designing, manufacturing, producing and marketing greeting cards. The Company is now dormant as it has no operations at all. The Company is currently looking for a suitable candidate to merge with or be acquired by.

     The results of operations for the three months and six months ended June 30, 1995 reflect the inactivity of the Company. The Company's only potential source of income was from royalties it could have received from Recycled Paper Products, Inc. under a five year license agreement which will expire in June or July of 1996. Since the Company has ceased operations, it has minimal operating expense. Operating expenses primarily represent legal and accounting fees.

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