Form 10KSB
period 1995-12-31
ART CARDS INC
filed 1996-06-13
CIK 822618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth quarter for the fiscal year ended December 31, 1995, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

     During the fiscal year ended December 31, 1995, the Company's working capital deficit changed slightly from $74,045 at December 31, 1994 to $72,845 at December 31, 1995. The increase was the result of an increase in accounts payable for 1994. The Company is no longer in the business of designing, manufacturing, producing, and marketing greeting cards. The Company's auditors have included a qualification in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company has been seeking a business combination. Although the Company has entered into a letter of intent for a business combination, there are no assurances the Company will be successful in combining with any other entity.

Results of Operations

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

     Expenses represent primarily accounting, legal fees and bank service fees. The Company no longer actively markets its greeting cards and sold its entire inventory in 1993. Sales in 1994 represent revenue from royalties earned from Recycled Paper Products which has resold all of its inventory of the Company's greeting cards and no longer distributes any products for the Company.

Inflation

     The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended December 31, 1995.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the Company's last three fiscal years ended December 31, 1995, 1994 and 1993, the compensation paid by the Company for services rendered in all capacities to the Company to Richard H. Miller, who was the chief executive officer of the Company during the Company's fiscal year ended December 31, 1995. No person who served as an executive officer of the Company during the Company's fiscal year ended December 31, 1995, received total annual salary and bonus in excess of $100,000 from the Company during the Company's fiscal year ended December 31, 1995:



                           Summary Compensation Table

                                                                        Long Term
                                                                       Compensation
                                         Annual Compensation              Awards
                                  -----------------------------------   ----------
                    Year                               Other            Securities    All
Name and            Ended                              Annual           Underlying    Other
Principal Position  December 31,  Salary($)   Bonus($) Compensation($)  Options (#)   Compensation($)
- ------------------  ------------  ---------   -------  --------------   ----------    --------------


Richard H. Miller ...      1995       --           -           --           --         --
President                  1994       --           -           --           --         --
                           1993   $ 2,338 (1)      -           --           --         --
- --------------

(1)  An additional amount of $37,662 has been accrued but not paid.

Option Grants in Fiscal Year Ended December 31, 1995

     No options were granted by the Company to Richard H. Miller during the Company's fiscal year ended December 31, 1995.

Option Exercises and Fiscal Year-End Option Values

     No options were owned by Richard H. Miller at December 31, 1994, and no options were exercised by Richard H. Miller during the Company's fiscal year ended December 31, 1995.

Compensation of Directors

     There were no standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended December 31, 1995.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     3.1(a) Articles of  Incorporation  (incorporated  by  reference  to Exhibit
          3.1(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     3.1(b) Articles of Amendment to the  Articles of  Incorporated  filed March
          31, 1987 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     3.1(c) Amendment  to  Articles of  Incorporation  filed  November  13, 1987
          (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     3.1(d) Amendment  to Articles of  Incorporation  filed  September  30, 1988
          (incorporated by reference to Exhibit 3.1(d) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     3.1(e) Certificate of Correction to Articles of  Incorporation  filed April
          11, 1989 (incorporated by reference to Exhibit 3.1(e) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

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

Statements of Cash Flows ...................................           F-5

Notes to Financial Statements ..............................           F-6 - F-9

                            Janet Loss, C.P.A., P.C.
                       9101 East Kenyon Avenue, Suite 2000
                             Denver, Colorado 80237
                                 (303) 220-0227


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $1,200 and $2,431 for the years ended December 31, 1995 and 1994, respectively. In addition, the Company has incurred losses to date in the amount of $1,110,878. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.

May 23, 1996



                                 ART CARDS, INC.

                                 BALANCE SHEETS

                                                                                  December 31,    December 31,
                                                                                      1995           1994
                                                                                  -----------     -----------
                                     ASSETS


CURRENT ASSETS:
         Cash ................................................................   $         0    $       107
                                                                                  ----------     ----------
         TOTAL CURRENT ASSETS ................................................             0            107
                                                                                  ----------     ----------
OTHER ASSETS:
         Organization Costs, net of
           accumulated amortization of
           $14,509 as of December 31,
           1994 and 1993, respectively .......................................             0              0
                                                                                  ----------     ----------
         TOTAL OTHER ASSETS ..................................................             0              0
                                                                                  ----------     ----------
TOTAL ASSETS .................................................................   $         0    $       107
                                                                                  ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
         Accounts Payable ....................................................   $     3,090    $     4,290
         Accrued liabilities, officer ........................................        69,755         69,862
                                                                                  ----------     ----------
         TOTAL CURRENT LIABILITIES ...........................................        72,845         74,152
                                                                                  ----------     ----------

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         876,602,000 and 861,602,000 shares
         issued and outstanding as of
         December 31, 1995 and 1994,
         respectively ........................................................        87,660         86,160

         Additional paid-in capital ..........................................       950,373        949,473

         Accumulated deficit .................................................    (1,110,878)    (1,109,678)
                                                                                  ----------     ----------
         TOTAL SHAREHOLDERS' DEFICIT .........................................       (72,845)       (74,045)
                                                                                  ----------     ----------
TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT ...............................................   $         0    $       107
                                                                                  ==========     ==========

See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1995 and 1994

                                                1995           1994
                                          ------------    -----------

Sales, net ...........................   $         -      $     2,653
                                          ------------    -----------
OPERATING EXPENSES:
         General and
           administrative expenses ...            --              136
         Freight and handling ........           1,200          4,990
                                          ------------    -----------
         TOTAL EXPENSES ..............           1,200          5,126
                                          ------------    -----------

LOSS FROM OPERATIONS .................          (1,200)        (2,473)
                                          ------------    -----------
OTHER INCOME:
         Miscellaneous ...............            --               42
                                          ------------    -----------
         TOTAL OTHER INCOME ..........            --               42
                                          ------------    -----------
NET LOSS .............................   $      (1,200)   $    (2,431)
                                          ============    ===========
NET LOSS PER COMMON SHARE ............   $           *    $         *
                                          ============    ===========
WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..........     875,352,000    861,602,000
                                          ============    ===========

* less than $.01 per share























See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                 For the Years Ended December 31, 1995 and 1994



                                                       Additional
                                             Par         Paid-In   Accumulated
                       Number of Shares     Value        Capital      Deficit
                       ----------------  ----------    ----------  ------------
Balances,
January 1, 1994 .......   861,602,000   $    86,160   $   949,473   $(1,107,247)
                          -----------    ----------    ----------    ----------
Net Loss for Year Ended
December 31, 1994 .....          --            --            --          (2,431)
                          -----------    ----------    ----------    ----------
Balances,
December 31, 1994 .....   861,602,000        86,160       949,473    (1,109,678)

Common stock issued for
services ..............     7,500,000           750           450          --

Common stock issued for
settlement of Accounts
Payable ...............     7,500,000           750           450          --

Net Loss for Year Ended
December 31, 1995 .....          --            --            --          (1,200)
                          -----------    ----------    ----------    ----------
Balances,
December 31, 1995 .....   876,602,000   $    87,660   $   950,373   $(1,110,878)
                          ===========    ==========    ==========    ==========



























See independent auditor's report and notes to financial statements.



                                 ART CARDS, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1995 and 1994



                                                          1995       1994
                                                         ------     ------
Operating Activities:

         Net Loss ...................................   $(1,200)   $(2,431)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

           Common stock issued for services .........     1,200       --

         Changes in operating assets and liabilities:

           Increase (decrease) in accounts
             payable and other current
             liabilities ............................      (107)     2,490
                                                        -------     ------
NET CASH USED IN OPERATING ACTIVITIES ...............      (107)        59
                                                        -------     ------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..............................      (107)        59

CASH, BEGINNING OF YEAR .............................   $   107    $    48
                                                        -------     ------
CASH, END OF YEAR ...................................   $     0    $   107
                                                        =======     ======
















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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenues and expenses during the reporting periods.

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


NOTE C - LICENSE AGREEMENTS

The Company has entered into several license agreements with various artists and publishers to use designated graphic images in its manufacture, distribution and sale of greeting cards, postcards and similar products. Generally, the license agreements are exclusive and require royalties on net sales of licensed products by the Company. Certain agreements can be terminated by the licensor, after specified periods of time, if minimum sales requirements are not met. Under some license agreements, the Company has made non-refundable advance royalty payments. The advance royalties are charged to expense as they are earned by the licensor. The Company no longer uses the license agreements

On June 28, 1991, the Company entered into a five-year license agreement with Recycled Paper Products, Inc. (Recycled Paper) and Rob Barber. Recycled Paper has the exclusive right to receive, sell and distribute greeting cards and related products created by Rob Barber in the United States, Canada and Australia. Recycled Paper has agreed to pay the Company and Rob Barber five percent of all net sales. In addition, Recycled Paper has agreed to pay the Company and Rob Barber 50 percent of all license fees, advances against royalties and royalties that Recycled Paper may receive from sublicenses granted by Recycled Paper. Such sublicenses may only be granted outside the United States, Canada and Australia. This agreement will terminate in June or July 1996.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - SHAREHOLDERS' DEFICIT

In connection with the Company's public offering, the Company issued 20,000,000 callable Class A common stock purchase warrants. Each Class A warrant consists of one callable Class B common stock purchase warrant and also entitled the holder to purchase ten additional shares of common stock at an exercise price of $.0075 per share until February 9, 1996. Each Class B warrant entitled the holder to purchase ten shares of common stock at an exercise price of $.01 per share until February 9, 1996. All of the above-referenced warrants expired on February 9, 1996.


NOTE E - RELATED PARTY TRANSACTIONS

The Company leased office space from its president on a month-to-month basis. As of December 31, 1994, $2,715 was owed to the president for rent and accrued salaries of $67,040.00.


NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carryforwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carryforwards that give rise to significant portions of the deferred tax assets at December 31, 1995, are presented below. The entire valuation allowance was recorded during 1995.

                           Net operating loss
                             carryforwards ........   $ 185,100
                           Compensation expense not
                             allowed for income tax
                             reporting purposes ...       8,000
                           Valuation allowance ....    (193,000)

               Balance, December 31, 1995 .........   $       0

There is no provision for income taxes in 1995 and 1994 because the Company had net operating losses.

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



Date:  June 11, 1996                      By /s/ Richard H. Miller
                                          ------------------------------------
                                          Richard H. Miller, Director



Date:  June 11, 1996                      By /s/ Richard M. Gawlik
                                          ------------------------------------
                                          Richard M. Gawlik, Director



Date:  June 11, 1996                      By /s/ Marilyn R. Goldberg
                                          ------------------------------------
                                          Marilyn R. Goldberg, Director



Date:  June 11, 1996                      By /s/ John W. Rapparlie
                                          ------------------------------------
                                          John W. Rapparlie, Director

     Supplemental information to be Furnished With Reports Filed Pursuant to Sectin 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Secction 12 of the Act

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.