Form 10QSB
period 1996-03-31
ART CARDS INC
filed 1996-06-13
CIK 822618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996


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

         Item 1 - Financial Statements

         Condensed Balance Sheets
         as of March 31, 1996 and December 31, 1995.......................... 1

         Condensed Statements of Operations
         for the three months ended March 31, 1996 and 1995.................. 3

         Condensed Statements of Cash Flows
         for the three months ended March 31, 1996 and 1995.................. 4

         Notes to Condensed Financial Statements............................. 5

         Item 2 - Management's Discussion and Analysis or
         Plan of Operation................................................... 6

Part II - Other Information

          Not Applicable


ART CARDS, INC.

Condensed Balance Sheets


                                                              March 31,        December 31,
                                                                 1996             1995
                                                             ------------      -----------


ASSETS

CURRENT ASSETS:
         Cash .............................................   $         0    $         0
                                                              -----------    -----------

OTHER ASSETS:
         Organization and other costs,
           net of accumulated amortization
           of $14,509 in 1995 and 1994 ....................             0              0
                                                              -----------    -----------


TOTAL ASSETS ..............................................   $         0    $         0
                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
         Accounts Payable .................................   $     3,090    $     3,090
         Accrued liabilities, officer .....................        69,755         69,755
                                                              -----------    -----------

         TOTAL CURRENT LIABILITIES ........................        72,845         72,845
                                                              -----------    -----------

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         878,602,000 and 876,602,000 shares
         issued and outstanding as of
         March 31, 1996, and December 31,
         1995, respectively ...............................        87,860         87,660

         Additional paid-in capital .......................       950,373        950,373

         Accumulated deficit ..............................    (1,111,078)    (1,110,878)
                                                              -----------    -----------

         TOTAL SHAREHOLDERS' DEFICIT ......................       (72,845)       (72,845)
                                                              -----------    -----------

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT ............................   $         0    $         0
                                                              ===========    ===========



"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Statements of Operations (Unaudited)


                                    For the Three Months Ended
                                      March 31,       March 31,
                                        1996             1995
                                    ------------     ------------


Sales, net .....................   $           0    $           0
                                     -----------      -----------

OPERATING EXPENSES:
         Professional fees .....             200            1,200
                                     -----------      -----------

                                             200            1,200
                                     -----------      -----------

NET (LOSS) .....................   $        (200)   $      (1,200)
                                     ===========      ===========

NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK .........   $           *    $           *
                                     ===========      ===========

AVERAGE COMMON SHARES
  OUTSTANDING ..................     878,602,000      866,602,000
                                     ===========      ===========


* less than $.01 per share



"See notes to condensed financial statements."



ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)


                                                     For the Three Months Ended      For the Three Months Ended
                                                            March 31, 1996                  March 31, 1995
                                                     --------------------------      ---------------------------

Operating Activities:

         Net Loss ......................................        $(200)                         $(1,200)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

                  Common stock issued for services .....        $   0                          $ 1,200
                                                                -----                           ------
         Changes in operating assets and liabilities:
                  Increase (decrease) in accounts payable
                  and other current liabilities ........        $   0                          $  (107)
                                                                -----                           ------
NET CASH USED IN OPERATING ACTIVITIES ..................        $(200)                         $  (107)
                                                                -----                           ------
FINANCING ACTIVITIES
         Proceeds from issuance of common stock ........        $ 200                          $     0
                                                                -----                           ------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............        $ 200                          $     0
                                                                -----                           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......        $   0                          $  (107)
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .....        $   0                          $   107
                                                                -----                           ------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ...........        $   0                          $     0
                                                                =====                           ======



"See notes to condensed financial statements."

ART CARDS, INC.

Notes to Condensed Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1996. The financial statements are presented on the accrual basis.


NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Liquidity and Capital Resources

         During the first three months of 1996, the Company's working capital deficit increased by $200.00.

         Results of Operations

         The results of operations for the three months ended March 31, 1996 and 1995 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and accounting fees.


"See notes to condensed financial statements."

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