Form 10QSB
period 1996-06-30
ART CARDS INC
filed 1996-08-22
CIK 822618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996


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

     YES  [X]       NO   [ ]

As of August 15, 1996, Registrant had 878,602,000 shares of its $0.0001 par value common stock outstanding.

ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

         Item 1 - Financial Statements

         Condensed Balance Sheets
         as of June 30, 1996 and December 31, 1995............................1

         Condensed Statement of Operations
         for the three and six months ended
         June 30, 1996 and 1995...............................................3

         Condensed Statement of Cash Flows
         for the six months ended June 30, 1996 and 1995......................4

         Notes to Condensed Financial Statements..............................5

         Item 2 - Management's Discussion and Analysis or
         Plan of Operation....................................................6

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K



ART CARDS, INC.

Condensed Balance Sheets


                                                     June 30,       December 31,
                                                       1996             1995
                                                    ----------      -----------

                                     ASSETS

CURRENT ASSETS:
         Cash ................................     $       998      $         0
                                                   -----------      -----------


TOTAL ASSETS .................................     $       998      $         0
                                                   ===========      ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT  LIABILITIES:
         Accounts Payable ....................     $     1,152      $     3,090
         Accrued liabilities, officer ........          69,755           69,755
                                                   -----------      -----------

         TOTAL CURRENT LIABILITIES ...........          70,907           72,845
                                                   -----------      -----------

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         878,602,000 shares issued and
         outstanding as of June 30, 1996,
         and December 31, 1995,
         respectively ........................          87,860           87,660

         Additional paid-in capital ..........         950,373          950,373

         Accumulated deficit .................      (1,108,142)      (1,110,878)
                                                   -----------      -----------

         TOTAL SHAREHOLDERS' DEFICIT .........         (69,909)         (72,845)
                                                   -----------      -----------

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT ...............     $       998      $         0
                                                   ===========      ===========

"See notes to condensed financial statements."



ART CARDS, INC.

Condensed Statements of Operations (Unaudited)


                                                For the Three Months Ended          For the Six Months Ended
                                                June 30,          June 30,         June 30,          June 30,
                                                 1996               1995             1996              1995
                                              -----------       ------------     ------------      ------------

Sales, net ..............................    $           0     $           0    $           0     $           0
                                              ------------      ------------     ------------      ------------
OPERATING EXPENSES:

         Professional fees ..............            7,352                 0            7,552             1,200
         Filing Fees ....................              512                 0              512                 0
                                              ------------      ------------     ------------      ------------
         TOTAL OPERATING
                  EXPENSES ..............            7,864                 0            8,064             1,200
                                              ------------      ------------     ------------      ------------
NET INCOME (LOSS)
         BEFORE OTHER
         INCOME & EXPENSES ..............    $      (7,864)    $           0    $      (8,064)    $      (1,200)

OTHER INCOME AND
         (EXPENSES):

         Income from proposed
          acquisition payments ..........           11,000                 0           11,000                 0
                                              ------------      ------------     ------------      ------------
NET INCOME (LOSS) .......................    $       3,136     $           0    $       2,936     $      (1,200)
                                              ============      ============     ============      ============
NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK ..................    $           *     $           *    $           *     $           *
                                              ============      ============     ============      ============
AVERAGE COMMON SHARES
  OUTSTANDING ...........................      878,602,000       866,602,000      878,602,000       866,602,000
                                              ============      ============     ============      ============

- ---------------

* less than $.01 per share

"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)


                                             For the Six Months    For the Six Months
                                             Ended June 30, 1996   Ended June 30, 1995
                                             -------------------   -------------------
OPERATING ACTIVITIES:

         Net Income .............................   $ 2,936           $(1,200)

         Adjustments  to  reconcile  net
         loss to net  cash  used  in  operating
         activities:

                  Common stock issued
                  for services ..................   $     0           $ 1,200
                                                    -------           -------

         Changes in operating assets and liabilities:

                  Increase (decrease) in
              accounts payable and other
                  current liabilities ...........   $ 2,138           $  (107)
                                                    -------           -------

NET CASH PROVIDED (USED) IN
OPERATING ACTIVITIES ............................   $   798           $  (107)
                                                    -------           -------
FINANCING ACTIVITIES:

         Proceeds from
         issuance of stock ......................   $   200           $     0
                                                    -------           -------
NET CASH PROVIDED BY
FINANCING ACTIVITIES ............................   $   200           $     0
                                                    -------           -------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS ............................   $   998           $  (107)
                                                    -------           -------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD .........................   $     0           $   107
                                                    -------           -------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD ...............................   $   998           $     0
                                                    =======           =======


"See notes to condensed financial statements."

ART CARDS, INC.

Notes to Condensed Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1996. The financial statements are presented on the accrual basis.


NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Liquidity and Capital Resources

         During the first three months of 1996, the Company's working capital deficit decreased by $2,736.00.

         Results of Operations

         The results of operations for the six months ended June 30, 1996, reflect an unsuccessful acquisition transaction with Legacy Brands, Inc. The results of operations for the six months ended June 30, 1995, reflect the cessation of operations for the Company. Since the Company has ceased operations, the Company has minimal operating expenses, primarily representing legal and accounting fees.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None.

                  (b)      Reports on Form 8-K

                           On June 13, 1996,  the Company filed a Current Report
                  on Form 8-K dated May 16, 1996, reporting a change of accountants under Item 4 and filing under Item 7 the letter on change in certifying accountant.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 22, 1996                 /s/ Richard H. Miller
                                        --------------------------------
                                        Richard H. Miller
                                        President, Chief Executive Officer
                                        and Principal Financial Officer