Form 10QSB
period 1996-09-30
ART CARDS INC
filed 1996-11-20
CIK 822618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From       to
                                    ------   ------
                               Commission File No.
                                   33-17229-D


                                 ART CARDS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                       84-00978689
   ------------------------                    -------------------------------
  (State or other juris-                      (IRS Employer Identification No.)
  diction of incorporation
  or organization)

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

YES  [X]        NO   [ ]

As of November 15, 1996, Registrant had 878,602,000 shares of its $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No {X}

ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents
-----------------
Part I - Financial Statements

         Item 1 - Financial Statements

         Condensed Balance Sheets
         as of September 30, 1996 and December 31, 1995......................1

         Condensed Statement of Operations
         for the three and nine months ended
         September 30, 1996 and 1995.........................................3

         Condensed Statement of Cash Flows
         for the nine months ended September 30, 1996 and 1995...............4

         Notes to Condensed Financial Statements.............................5

         Item 2 - Management's Discussion and Analysis or
         Plan of Operation...................................................6

Part II - Other Information

         Exhibits and Reports on Form 8-K

           (A) Exhibits - None

           (B) Reports on Form 8-K - None


"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Balance Sheets
------------------------
                                                                               September 30,
                                                                                  1996         December 31,
                                                                                (unaudited)        1995
                                                                               ------------    -----------
                                     ASSETS

CURRENT ASSETS:
         Cash ..............................................................   $        80    $         0
                                                                               -----------    -----------

TOTAL ASSETS ...............................................................   $        80    $         0
                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
         Accounts Payable ..................................................   $         0    $     3,090
         Accrued liabilities,
           officer .........................................................        69,755         69,755
                                                                               -----------    -----------

         TOTAL CURRENT LIABILITIES .........................................        69,755         72,845
                                                                               -----------    -----------
SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par
         value, 3,000,000,000 shares
         authorized, 878,602,000 shares
         issued and outstanding as of
         September 30, 1996, and
         December 31, 1995,
         respectively ......................................................        87,860         87,660

         Additional paid-in capital ........................................       950,373        950,373

         Accumulated deficit ...............................................    (1,107,908)    (1,110,878)
                                                                               -----------    -----------

         TOTAL SHAREHOLDERS' DEFICIT .......................................       (69,675)       (72,845)
                                                                               -----------    -----------
TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT .............................................   $        80    $         0
                                                                               ===========    ===========







"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Statements of Operations (Unaudited)
---------------------------------------------

                                               For the Three Months Ended         For the Nine Months Ended
                                             September 30       September 30    September 30      September 30
                                                 1996               1995           1996                1995
                                            --------------     -------------    -------------     -------------

Sales, net ..............................    $           0     $           0    $           0     $           0
                                              ------------      ------------     ------------      ------------
OPERATING EXPENSES:

         Bank Charges ...................               18                 0               30                 0
         Professional Fees ..............            5,073                 0           12,625             1,200
         Filing Fees ....................                0                 0              500                 0
         Travel Expenses ................              875                 0              875                 0
                                              ------------      ------------     ------------      ------------
         TOTAL OPERATING
                  EXPENSES ..............            5,966                 0           14,030             1,200
                                              ------------      ------------     ------------      ------------
NET INCOME (LOSS)
         BEFORE OTHER
         INCOME & EXPENSES ..............    $      (5,966)    $           0    $     (14,030)    $      (1,200)

OTHER INCOME AND
         (EXPENSES):

         Income from
         proposed acquisi-
         tion payments ..................            6,200                 0           17,200                 0
                                              ------------      ------------     ------------      ------------
NET INCOME (LOSS) .......................    $         234     $           0    $       3,170     $      (1,200)
                                              ============      ============     ============      ============
NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK ..................    $           *     $           *    $           *     $           *
                                              ============      ============     ============      ============
AVERAGE COMMON SHARES
  OUTSTANDING ...........................      878,602,000       866,602,000      878,602,000       866,602,000
                                              ============      ============     ============      ============

* less than $.01 per share







"See notes to condensed financial statements."


ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)
---------------------------------------------

                                                  For the Nine Months   For the Nine Months
                                                  Ended September 30,   Ended September 30,
                                                        1996                 1995
                                                  -------------------   -------------------

OPERATING ACTIVITIES:

         Net Income ..............................   $ 3,170               $(1,200)

         Adjustments to reconcile
         net loss to net cash used
         in operating activities:

                  Common stock issued
                  for services ...................   $     0               $ 1,200
                                                     -------               -------

         Changes in operating assets
         and liabilities:

                  Increase (decrease) in
                  accounts payable and other
                  current liabilities ............   $(3,290)              $  (107)
                                                     -------               -------

NET CASH PROVIDED (USED) IN
OPERATING ACTIVITIES .............................   $  (120)              $  (107)
                                                     -------               -------
FINANCING ACTIVITIES:

         Proceeds from
         issuance of stock .......................   $   200               $     0
                                                     -------               -------
NET CASH PROVIDED BY
FINANCING ACTIVITIES .............................   $   200               $     0
                                                     -------               -------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS .............................   $    80               $  (107)
                                                     -------               -------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD ..........................   $     0               $   107
                                                     -------               -------
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD ................................   $    80               $     0
                                                     =======               =======



"See notes to condensed financial statements."

ART CARDS, INC.

Notes to Condensed Financial Statements (Unaudited)
---------------------------------------------------

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1996. The financial statements are presented on the accrual basis.


NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Liquidity and Capital Resources
         --------------------------------
         During the first nine months of 1996, the Company's working capital deficit decreased by $3,170.00.

         Results of Operations
         ----------------------
         The results of operations for the nine months ended September 30, 1996, reflect an unsuccessful acquisition transaction with Legacy Brands, Inc. The results of operations for the nine months ended September 30, 1995, reflect the cessation of operations for the Company. Since the Company has ceased operations, the Company has minimal operating expenses, primarily representing legal and accounting fees.









"See notes to condensed financial statements."

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   November 18, 1996              /s/ Richard Miller
                                     --------------------------------------
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer