Form 10-K405
period 1996-12-31
ART CARDS INC
filed 1997-03-31
CIK 822618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                               --------   -----------

Commission File Number: 33-17229-D

                                 ART CARDS, INC.
                          -----------------------------
                         (Name of Small Business Issuer
                                in its Charter)

        Colorado                                           84-0978589
 ------------------------------                         ---------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

        933 Pearl Street
        Denver, Colorado                                        80203
 --------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone:   (303) 831-9335

Securities registered under Section  12(b) or Section 12(g) of the Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES[ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the fiscal year ended December 31, 1996. The aggregate market value of the voting stock held as of March 28, 1997, by nonaffiliates of the Registrant was $0 as there was no bid on that day.

As of March 28, 1997, Registrant had 876,602,000 shares of its $0.0001 par value common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

                              Yes   [ ]    No {X}

                                   FORM 10-KSB
                                 ART CARDS, INC.


                                TABLE OF CONTENTS

Item
 No.                    Description                                         Page

                                     PART I

1.       Description of Business............................................   3
2.       Description of Property............................................   5
3.       Legal Proceedings..................................................   5
4.       Submission of Matters to a Vote of Security Holders................   5

                                     PART II

5.       Market for the Registrant's Common Equity and Related Stockholder
               Matters......................................................   7
6.       Management's Discussion and Analysis or Plan of Operations.........   7
7.       Financial Statements...............................................   8
8.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................   8

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............   9
10.      Executive Compensation.............................................  10
11.      Security Ownership of Certain Beneficial Owners and Management.....  11
12.      Certain Relationships and Related Transactions.....................  12

                                     PART IV

13.      Exhibits and Reports on Form 8-K...................................  13
         Signatures.........................................................  14

                                   FORM 10-KSB
                                 ART CARDS, INC.

                                December 31, 1996

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Art Cards, Inc. ("Registrant" or the "Company") was incorporated under the laws of the state of Colorado on January 30, 1984, as World Greetings, Inc. And changed its name to Art Cards, Inc. on March 31, 1987. The Company designed, manufactured, produced and marketed greeting cards.

     On November 7, 1993, the Company sold its remaining inventory of greeting cards, approximately 337,000, for $22,000 and is no longer in the business of designing, manufacturing, producing and marketing greeting cards. The Company has been looking for a suitable candidate to merge with or be acquired by. To date, the Company has not located a suitable candidate.

     (b) Financial Information About Industry Segments

     Since its inception, the Company's revenues, operating profit or loss and identifiable assets were attributable to only one industry segment and the Company has been engaged in only one line of business, which was the designing, manufacturing, producing and marketing of greeting cards, postcards, poster grams and similar products.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 933 Pearl Street, Denver, Colorado, which is the home of the Company's President.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth quarter for the fiscal year ended December 31, 1996, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock.

     As of March 31, 1997, the Company had approximately 993 shareholders of record of its common stock.

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

     During the fiscal year ended December 31, 1996, the Company's working capital deficit changed slightly from ($72,845) at December 31, 1995 to ($69,793) at December 31, 1994. The decrease was the result of an unsuccessful merger transaction with Legacy Brands, Inc. The Company is no longer in the business of designing, manufacturing, producing and marketing greeting cards although it still accepts special orders for greeting cards. The Company's auditors have included a qualification in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company is currently seeking a business combination. There are no assurances the Company will be successful in combining with any other entity.

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The results of operations for the year ended December 31, 1996, reflect the cessation of operations for the Company. Since the Company has ceased operations the Company has minimal operating expenses, primaily representing legal and accounting fees. The Company no longer actively markets its greeting cards and sold its entire inventory in 1993.

Inflation

     The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended December 31, 1996.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are filed as part of this Annual Report on Form 10-KSB.

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

     (b) There was no disagreements during the Company's two fiscal years ended December 31, 1993, or any interim period subsequent thereto between the Company and Mitchell . Finley and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mitchell . Finley and Company, P.C., would have caused Mitchell . Finley and Company, P.C. to make reference in its reports to the subject matter of such disagreement.

     (c) The opinions of Mitchell . Finley and Company, P.C. on the Company's financial statements or the fiscal years ended December 31, 1993 and 1992, contained no adverse opinion or disclaimer of opinion, nor were such opinions qualified as to uncertainty, audit scope or accounting principles, except that such opinions raised substantial doubt about the Company's ability to continue as a going concern.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company and the age of each director, and the period during which each director has served are as follows:

     Name and position, if any,
     in the Company                                         Age   Director Since
     --------------------------                             ---   --------------
     Richard H. Miller
     (President and Chairman of the Board) ............      51         1984

     Richard M. Gawlik
     (Secretary/Treasurer) ............................      59         1986

     Marilyn R. Goldberg ..............................      51         1984

     John W. Rapparlie ................................      53         1987

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

     The executive officers of the Company are elected annually. Each executive officer shall hold office until his successor duly is elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they have served as such are as follows:

     Name of Executive Officer and
     Position in Company                                    Age    Officer Since
     -----------------------------                          ---    -------------
     Richard H. Miller
     (President and Chairman of the Board) .........         51         1984

     Richard M. Gawlik
     (Secretary/Treasurer) .........................         59         1986

     There was no arrangement or understanding between any executive officer and any other person pursuant to which any executive officer was selected as a executive officer.

     There are no family relationships between any officers and directors of the Company.

     The following is a brief account of the business experience during the past five years of each director and executive officer:

     Name of Director                   Principal Occupation During
     or Officer                         The Last Five Years
     ----------------                   ---------------------------

     Richard H. Miller                  Chairman of the Board and  President  of
                                        the Company.

     Richard M. Gawlik                  Secretary/Treasurer of the Company since
                                        August,  1986;   Independent  Consultant
                                        since  1992;   President  of  The  Kober
                                        Corporation   and  of  Kober   Financial
                                        Corporation  where he has  also  acted a
                                        broker/dealer,  from  January,  1986  to
                                        March,  1992;  sole  propri  etor of RMG
                                        Enterprises,    Inc.,   which   provided
                                        accounting   and  financial   consulting
                                        services  to  small  and  medium   sized
                                        corporations, from 1981 to 1987.

     Marilyn R.  Goldberg               President   of   Mari   Hube   (formerly
                                        Marigold Enterprises, Ltd.), a publisher and distributor of fine art graphics, limited edition prints and posters.

     John W. Rapparlie                  Chief Executive  Officer since July 1986
                                        and President and Sales Director for Paper Cargo, Inc., a greeting card sales and marketing corporation, since August,
                                        1982.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the Company's last three fiscal years ended December 31, 1996, 1995 and 1994, the compensation paid by the Company for services rendered in all capacities to the Company to Richard H. Miller, who was the chief executive officer of the Company during the Company's fiscal year ended December 31, 1996. No person who served as an executive officer of the Company during the Company's fiscal year ended December 31, 1996, received total annual salary and bonus in excess of $100,000 from the Company during the Company's fiscal year ended December 31, 1996:

                           Summary Compensation Table
                                                                            Long Term
                                                                           Compensation
                                            Annual Compensation               Awards
                                    ------------------------------------   ----------
                     Year                                 Other            Securities  All
Name and             ended                                Annual           Underlying  Other
Principal Position   December 31,   Salary($)   Bonus($)  Compensation($)  Options(#)  Compensation($)
------------------   ------------   --------    -------   --------------   ----------  --------------

Richard H. Miller....    1996         --           --          --              --          --
President                1995         --           --          --              --          --
                         1994         --           --          --              --          --


Option Grants in Fiscal Year Ended December 31, 1996

     No options were granted by the Company to Richard H. Miller during the Company's fiscal year ended December 31, 1996.

Options Exercises and Fiscal Year-End Option Values

     No options were owned by Richard H. Miller at December 31, 1996, and no options were exercised by Richard H. Miller during the Company's fiscal year ended December 31, 1996.

Compensation of Directors

     There were no standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended December 31, 1996.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     The following person is the only person known to the Company who on March 28, 1997, owned beneficially more than 5% of the Company's $0.0001 par value common stock, its only class of outstanding voting securities:

     Name and Address of                   Amount and Nature of         Percent
     Beneficial Owner                      Beneficial Ownership(1)      Of Class
     -------------------                   ----------------------       --------
     Richard H. Miller
     933 Pearl Street
     Denver, Colorado 80203 ..............       414,315,800             47.3%

     (1) Mr. Miller has the sole voting and investment power with respect to the shares.

     (b) Security Ownership of Management.

     The following table shows as of March 28, 1997, the shares of the Company's $0.0001 par value common stock beneficially owned by each director of the Company and the shares beneficially owned by all the officers and directors of the Company as a group:

                                            Amount of Shares and Nature      Percent
Name of Beneficial Owner                    of Beneficial Ownership (1)      of Class
------------------------                    ---------------------------      --------

Richard H. Miller .............................  414,315,800                   47.3%

Richard M. Gawlik .............................    1,350,000                   0.15%

Marilyn R. Goldberg ...........................   10,000,000                    1.1%

John W. Rapparlie .............................      100,000                   0.01%

All Officers and Directors as a ...............  425,765,800                   48.6%
Group (4 Persons)

     (1) The beneficial owners listed have sole voting and investment power with respect to the shares.

     (c) Changes in Control.

     There are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no transactions that are required to be reported pursuant to this
Item 12.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

3.1(a) Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

3.1(b) Articles of Amendment to the  Articles of  Incorporation  filed March 31,
       1987 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

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

     (b)  Reports on Form 8-K.

     None.

                            Janet Loss, C.P.A., P.C.
                       9101 East Kenyon Avenue, Suite 2000
                             Denver, Colorado 80237
                                 (303) 220-0227


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsi bility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net income $3,052 and a net loss of $1,200 for the years ended December 31, 1996 and 1995, respectively. In addition, the Company has incurred losses to date in the amount of $1,107,826. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.

March 26, 1997


                                 ART CARDS, INC.

                                 BALANCE SHEETS

                                                                                December 31,     December 31,
                                                                                    1996             1995
                                                                                -----------      -----------

                                     ASSETS

CURRENT ASSETS:
         Cash ................................................................   $        62    $         0
                                                                                 -----------    -----------

         TOTAL CURRENT ASSETS ................................................            62              0
                                                                                 -----------    -----------
OTHER ASSETS:
         Organization Costs, ne  of
           accumulated amortization of
           $14,509 ..........................................................             0              0
                                                                                 -----------    -----------

         TOTAL OTHER ASSETS ..................................................            0              0
                                                                                -----------    -----------
TOTAL ASSETS .................................................................   $       62    $         0
                                                                                ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
         Accounts Payable ....................................................   $        0    $     3,090
         Accrued liabilities, officer ........................................       69,855         69,755
                                                                                 ----------    -----------
         TOTAL CURRENT LIABILITIES ...........................................       69,855         72,845
                                                                                 ----------    -----------

                                             COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         876,602,000 and 861,602,000 shares
         issued and outstanding as of
         December 31, 1996 and 1995,
         respectively ........................................................       87,660         87,660

         Additional paid-in capital ..........................................      950,373        950,373

         Accumulated deficit .................................................   (1,107,826)    (1,110,878)
                                                                                 ----------    -----------

         TOTAL SHAREHOLDERS' DEFICIT .........................................      (69,793)       (72,845)
                                                                                 -----------    -----------
TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT ...............................................   $       62    $         0
                                                                                 ==========    ===========

See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1996 and 1995


                                                      1996              1995
                                                      ----              ----
Sales, net .................................   $        --      $        --
                                                 -----------      -----------
OPERATING EXPENSES:
         Bank charges ......................              48             --
         Legal and accounting fees .........          12,725             --
         Filing fees .......................             500             --
         Freight and handling ..............            --              1,200
         Travel expenses ...................             875             --
                                                 -----------      -----------
         TOTAL OPERATING EXPENSES ..........          14,148            1,200
                                                 -----------      -----------

NET INCOME (LOSS) BEFORE
OTHER INCOME AND EXPENSES ..................         (14,148)          (1,200)
                                                 -----------      -----------
OTHER INCOME AND (EXPENSES):
         Income from proposed
            acquisition payments ...........          17,200             --
                                                 -----------      -----------

NET INCOME (LOSS) ..........................   $       3,052    $      (1,200)
                                                 ===========      ===========
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK ..................   $        *       $       *
                                                 ===========      ===========

AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ................     878,602,000      875,352,000
                                                 ===========      ===========

* less than $.01 per share





See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                 For the Years Ended December 31, 1996 and 1995


                                                                                                   Additional
                                                                                 Par                 Paid-In            Accumulated
                                                   Number of Shares             Value                Capital              Deficit
                                                   ----------------             -----              -----------          -----------
Balances,
January 1, 1995 ...........................           861,602,000           $    86,160           $   949,473           $(1,109,678)
Common stock issued for
services ..................................             7,500,000                   750                   450                  --
Common stock issued for
settlement of Accounts
Payable ...................................             7,500,000                   750                   450                  --
Net Loss for Year Ended
December 31, 1995 .........................                  --                    --                    --                  (1,200)
                                                      -----------           -----------           -----------           -----------
Balances,
December 31, 1995 .........................           876,602,000                87,660               950,373            (1,110,878)
Net Income for Year
Ended December 31, 1996 ...................                  --                    --                    --                   3,052
                                                      -----------           -----------           -----------           -----------
Balances,
December 31, 1996 .........................           876,602,000           $    87,660           $   950,373           $(1,107,826)
                                                      ===========           ===========           ===========           ===========









See independent auditor's report and notes to financial statements.



                                 ART CARDS, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1996 and 1995


                                                                          1996          1995
                                                                          ----          ----
Operating Activities:

         Net Income (Loss) .....................................       $ 3,052        $(1,200)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

           Common stock issued for services ....................             0          1,200

         Changes in operating assets and liabilities:

           Increase (decrease) in accounts
             payable and other current
             liabilities .......................................        (2,990)          (107)
                                                                       -------        -------

NET CASH USED IN OPERATING ACTIVITIES ..........................        (2,990)          (107)
                                                                       -------        -------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................................        (2,990)          (107)

CASH, BEGINNING OF YEAR ........................................       $     0        $   107
                                                                       -------        -------

CASH, END OF YEAR ..............................................       $    62        $     0
                                                                       =======        =======






See independent auditor's report and notes to financial statements.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Art Cards, Inc. (the Company), formerly World Greetings, Inc., was incorporated in Colorado on January 30, 1984, for the purpose of manufacturing and marketing greeting cards and similar products. The Company disposed of all its inventory in 1993 and no longer markets greeting cards and similar products although it accepts special orders for greeting cards.

The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain financing. The Company is currently looking for a suitable candidate to merge with or be acquired by. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and reported amounts of revenues and expenses during the reporting periods.

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair-value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

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

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - SHAREHOLDERS' DEFICIT

In connection with the Company's public offering, the Company issued ten callable Class A common stock purchase warrants. Each Class A warrant consists of one callable Class B common stock purchase warrant and also entitles the holder to purchase ten additional shares of common stock at an exercise price of $.0075 per share until February 9, 1996. Each Class B warrant entitles the holder to purchase ten shares of common stock at an exercise price of $.01 per share until February 9, 1996. All of the above-referenced warrants expired on February 9, 1996.


NOTE E - RELATED PARTY TRANSACTIONS

As of December 31, 1996, $69,855 was owed to the president for expenses.


NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carry forwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carry forwards that give rise to significant portions of the deferred tax assets at December 31, 1996, are presented below. The entire valuation allowance was recorded during 1996.

         Net operating loss
           carry forwards                            $ 185,100
         Compensation expense not
           allowed for income tax
           reporting purposes                            8,000
         Valuation allowance                          (193,100)
                                                      --------
         Balance, December 31, 1996                  $       0
                                                      ========

There is no provision for income taxes in 1996 and 1995 because the Company had net operating loss carryforwards of $185,100.

                                 ART CARDS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE G - LETTER OF INTENT

The Company signed a letter of intent with Legacy Brands, Inc. to enter into a merger which may or may not be tax-free under Internal Revenue Code Section 368. This acquisition transaction with Legacy Brands, Inc. was not successful.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ART CARDS, INC.


Dated:  March 31, 1997                  By:  /s/ Richard H. Miller
                                           -------------------------------------
                                           Richard H. Miller, President


Dated:  March 31, 1997                  By:  /s/ Richard M. Gawlik
                                           -------------------------------------
                                           Richard M. Gawlik,
                                           Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1997                  By:  /s/ Richard H. Miller
                                           -------------------------------------
                                           Richard H. Miller, Director


Dated:  March 31, 1997                  By:  /s/ Richard M. Gawlik
                                           -------------------------------------
                                           Richard M. Gawlik, Director


Dated:  March 31, 1997                  By:  /s/ Marilyn R. Goldberg
                                           -------------------------------------
                                           Marilyn R. Goldberg, Director


Dated:  March 31, 1997                  By:  /s/ John W. Rapparlie
                                           -------------------------------------
                                           John W. Rapparlie, Director

     Supplement  Information  to be  Furnished  With Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.