Form 10-K405/A
period 1996-12-31
ART CARDS INC
filed 1997-05-08
CIK 822618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB/A

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

27     Financial Data Schedule.

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

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.

                                 EXHIBIT INDEX

Exhibit   Description                                                   Page No.
-------   -----------                                                   --------

3.1(a) Articles  of  Incorporation  (incorporated  by  reference  to       N/A
     Exhibit 3.1(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

3.1(b) Articles of Amendment to the Articles of Incorporation  filed       N/A
     March 31, 1987 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 1994).

3.1(c) Amendment  to Articles of  Incorporation  filed  November 13,       N/A
     1987 (incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 1994).

3.1(d) Amendment to Articles of  Incorporation  filed  September 30,       N/A
     1988 (incorporated by reference to Exhibit 3.1(d) to the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 1994).

3.1(e) Certificate of Correction to Articles of Incorporation  filed       N/A
     April 11, 1989 (incorporated by reference to Exhibit 3.1(e) to the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 1994).

3.2  Bylaws  (incorporated  by  reference  to  Exhibit  3.2  to  the       N/A
     Company's  Annual  Report  on Form  10-KSB  for the year  ended
     December 31, 1994).

16   Letter on  change in  certifying  accountant  (incorporated  by       N/A
     reference to Exhibit 16 to the Company's Current Report on Form
     8-K dated May 16, 1996).

27   Financial Data Schedule.                                              21