Form 10QSB
period 1997-03-31
ART CARDS INC
filed 1997-05-08
CIK 822618

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C., 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended Ended March 31, 1997

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the Transition Period from        to
                                                         ------    ------
                         Commission File No. 33-17229-D

                                 ART CARDS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                              84-00978689
 ------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    933 Pearl Street, Denver, Colorado 80203
                    ----------------------------------------
                    (Address of principal executive offices)

                   Issuer's telephone number: (303) 831-9335

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

As of April 22, 1997, the issuer had 876,602,000 shares of its $0.0001 par value common stock outstanding.

Transitional small business disclosure format:

                                 Yes [ ]     No [X]

ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

         Condensed Balance Sheets
         as of March 31, 1997 and December 31, 1996............................1

         Condensed Statements of Operations
         for the three months ended March 31, 1997 and 1996....................3

         Condensed Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996....................4

         Notes to Condensed Financial Statements...............................5

     Item 2 - Management's Discussion and Analysis or
       Plan of Operation.......................................................6

Part II - Other Information

     Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (B)  Reports on Form 8-K

ART CARDS, INC.

Condensed Balance Sheets
------------------------
                                                                March 31,
                                                                 1997         December 31,
                                                              (unaudited)        1996
                                                               ---------      -----------
                                     ASSETS

CURRENT ASSETS:
         Cash .............................................   $        44    $        62
                                                              -----------    -----------

         TOTAL ASSETS .....................................            44             62
                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
         Accounts Payable .................................   $         0    $         0
         Accrued liabilities, officer .....................        70,430         69,855
                                                              -----------    -----------

         TOTAL CURRENT LIABILITIES ........................        70,430         69,855
                                                              -----------    -----------

SHAREHOLDERS' DEFICIT:
         Common Stock, $.0001 par value,
         3,000,000,000 shares authorized,
         878,602,000 shares issued and
         outstanding as of March 31,
         1997, and December 31, 1996,
         respectively .....................................        87,660         87,660

         Additional paid-in capital .......................       950,373        950,373

         Accumulated deficit ..............................    (1,108,419)    (1,107,826)
                                                              -----------    -----------

         TOTAL SHAREHOLDERS' DEFICIT ......................       (70,386)       (69,793)
                                                              -----------    -----------

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT ............................   $        44    $        62
                                                              ===========    ===========




"See notes to condensed financial statements."

ART CARDS, INC.

Condensed Statements of Operations (unaudited)
---------------------------------------------

                                                        For the Three  For the Three
                                                        Months Ended   Months Ended
                                                          March 31,      March 31,
                                                            1997           1996
                                                        ------------   ------------

Sales, net ..........................................   $         0    $          0
                                                        -----------     -----------

OPERATING EXPENSES:
         Bank charges ...............................            18           --
         Professional fees ..........................           575             200
                                                        -----------     -----------

         TOTAL OPERATING EXPENSES ...................           593             200
                                                        -----------     -----------

NET (LOSS) ..........................................   $      (593)   $       (200)
                                                        ===========     ===========

NET INCOME (LOSS)
PER SHARE OF COMMON STOCK ...........................   $         *    $          *
                                                        ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING ...................   878,602,000     878,602,000
                                                        ===========     ===========


* less than $.01 per share






"See notes to condensed financial statements."

ART CARDS, INC.

Condensed Statements of Cash Flows (Unaudited)
---------------------------------------------
                                                               For the Three   For the Three
                                                               Months Ended    Months Ended
                                                                 March 31,       March 31,
                                                                   1997            1996
                                                                ------------   ------------

OPERATING ACTIVITIES:

         Net (Loss) ..........................................   $     (593)   $     (200)

         Adjustments to reconcile net loss
         to net cash used in operating
         activities:

           Common stock issued for services ..................            0             0
                                                                  ---------      --------

         Changes in operating assets and liabilities:

           Increase (decrease) in accounts
             payable and other current
             liabilities .....................................          575             0
                                                                  ---------      --------

NET CASH USED IN OPERATING ACTIVITIES ........................          (18)         (200)
                                                                  ---------      --------

FINANCING ACTIVITIES:

         Proceeds from issuance of
           Common stock ......................................            0           200

NET CASH PROVIDED BY OPERATING ACTIVITIES ....................            0           200
                                                                  ---------      --------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................................          (18)            0
                                                                  ---------      --------


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD ....................................   $       62    $        0
                                                                  ---------      --------

CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD ..........................................   $       44    $        0
                                                                  =========      ========


"See notes to condensed financial statements."

ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10- KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1997. The financial statements are presented on the accrual basis.


NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         Liquidity and Capital Resources

         During the first three months of 1997, the Company's working capital deficit increased by $593.00.

         Results of Operations

         The results of operations for the three months ended March 31, 1997 and 1996 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and account ing fees.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: April 20, 1997                        /s/ Richard Miller
                                             -----------------------------------
                                             Richard Miller
                                             President, Chief Executive Officer
                                             and Principal Financial Officer