Form 10QSB/A
period 1997-06-30
ART CARDS INC
filed 1997-08-05
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549


                             FORM 10-QSB/A

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended June 30, 1997
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

Commission File No.
 33-17229-D

                          ART CARDS, INC.
    (Exact name of Registrant as specified in its Charter)

   Colorado                                           84-00978689
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Ident. Number)

           933 Pearl Street, Denver, Colorado 80203
         (Address of principal executive offices)

Issuer's telephone number: (303) 831-9335

Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]            No [  ]

As of July 23, 1997, Registrant had 876,602,000 shares of its $0.0001 par value common stock outstanding.


ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
       as of June 30, 1997 and December 31, 1996


      Condensed Statements of Operations

       for the three months and six months ended June 30, 1997 and 1996


     Condensed Statements of Cash Flows

      for the six months ended June 30, 1997 and 1996



     Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

ART CARDS, INC

Condensed Balance Sheets
                                                  June 30,
                                                     1997        December 31,
                                                (unaudited)         1996
ASSETS

CURRENT ASSETS:
  Cash                                          $        26     $        62

  TOTAL ASSETS                                           26              62


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
  Accounts Payable                              $         0       $       0
  Accrued liabilities, officer                       70,430          69,855

  TOTAL CURRENT LIABILITIES                          70,430          69,855

SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  878,602,000 shares issued and
  outstanding as of March 31,
  1997, and December 31, 1996,
   respectively                                      87,660          87,660

  Additional paid-in capital                        950,373         950,373

  Accumulated deficit                            (1,108,437)     (1,107,826)

  TOTAL SHAREHOLDERS' DEFICIT                       (70,404)        (69,793)

TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT                         $        26     $        62

"See notes to condensed financial statements."


ART CARDS, INC.



Condensed Statements of Operations (unaudited)


                                                For the Six          For the Six
                                               Months Ended         Months Ended
                                                 June 30,           June 30,
                                                   1997              1996
Sales, net                                  $         0        $         0

OPERATING EXPENSES:
  Bank charges                                       36              7,552
  Professional fees                                 575                512

  TOTAL OPERATING EXPENSES                         (611)            (8,064)
Other Income                                                        11,000

NET (LOSS)                                  $      (611)      $      2,936

NET INCOME (LOSS)
PER SHARE OF COMMON STOCK                   $         *       $          *

AVERAGE COMMON SHARES OUTSTANDING           878,602,000        878,602,000


* less than $.01 per share

"See notes to condensed financial statements."




ART CARDS, INC.



Condensed Statements of Operations (unaudited)


                                               For the Three       For the Three
                                               Months Ended        Months Ended
                                                 June 30,           June 30,
                                                  1997                1996
Sales, net                                     $         0         $         0

OPERATING EXPENSES:
  Bank charges                                          18               7,352
  Professional fees                                                        512

  TOTAL OPERATING EXPENSES                              18              (7,864)
OTHER INCOME                                                            11,000

  NET (LOSS)                                   $      ( 18)        $     3,136)

NET INCOME (LOSS)
PER SHARE OF COMMON STOCK                      $         *         $         *

AVERAGE COMMON SHARES OUTSTANDING              878,602,000         878,602,000


* less than $.01 per share

"See notes to condensed financial statements."




ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

                                                For the Six         For the Six
                                                 Months Ended       Months Ended
                                                    June 30,        June 30,
                                                      1997            1996

OPERATING ACTIVITIES:
  Net (Loss)                                        $      (611)    $      2,936
   Adjustments to reconcile net loss
   to net cash used in operating
    activities:

  Common stock issued for services                            0                0

  Changes in operating assets
  and liabilities:

Increase (decrease) in accounts
 payable and other current
  liabilities                                              575            2,138

NET CASH USED IN OPERATING ACTIVITIES                      (36)             798

FINANCING ACTIVITIES:

  Proceeds from issuance of
    Common stock                                             0              200

NET CASH PROVIDED BY OPERATING ACTIVITIES                    0              200

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (36)             998


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD                          $        62       $        0

CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                                $        26       $      998

"See notes to condensed financial statements."


ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation
 S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1997. The financial statements are presented on the accrual basis.


NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the first sixmonths of 1997, the Company's working capital deficit increased by $611.

Results of Operations

The results of operations for the three months and six months ended June 30, 1997 and 1996 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and accounting fees.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 5, 1997                /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer