Form 10QSB/A
period 1997-09-30
ART CARDS INC
filed 1997-11-17
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549

                             FORM 10-QSB/A

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended September 30, 1997
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

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

                        Yes [X]            No [  ]

As of October 15, 1997, Registrant had 876,602,000 shares of its $0.0001 par value common stock outstanding.


ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
       as of September 30, 1997 and December 31, 1996

      Condensed Statements of Operations
       for the three months and nine months ended September 30, 1997 and 1996

     Condensed Statements of Cash Flows
       for the nine months ended September 30, 1997 and 1996

     Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K






















ART CARDS, INC
Condensed Balance Sheets
                                                                       September 30,
                                                                                 1997                  December 31,
                                                                          (unaudited)                    1996
ASSETS

CURRENT ASSETS:
  Cash                                                            $        26                       $        62
                                                                          --------                         ---------
  TOTAL ASSETS                                                  26                                 62
                                                                          =====                        =====

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
  Accounts Payable                                      $           0                       $          0
  Accrued liabilities, officer                             70,430                          69,855
                                                                         --------                           --------
  TOTAL CURRENT LIABILITIES              70,430                           69,855
                                                                         --------                           --------
SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  878,602,000 shares issued and
  outstanding as of September 30,
  1997, and December 31, 1996,
   respectively                                                  87,660                         87,660
   Additional paid-in capital                           950,373                        950,373
   Accumulated deficit                               (1,108,437)                   (1,107,826)
                                                                   -------------                     ------------
  TOTAL SHAREHOLDERS' DEFICIT     (70,404)                        (69,793)
                                                                   -------------                     ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT             $             26               $                62
                                                                   =======                   ========
"See notes to condensed financial statements."












ART CARDS, INC.

Condensed Statements of Operations (unaudited)


                                    For the Nine              For the Nine
                                     Months Ended          Months Ended
                                    September 30,           September 30,
                                        1997                    1996
Sales, net                     $          0               $            0
         ,                           ------                     --------
OPERATING EXPENSES:
  Bank charges                           36                           30
  Professional fees                     575                       12,625
  Filing fees 							                   500
  Travel expenses	     						           875
                                                                                           -------                     --------
  TOTAL OPERATING EXPENSES             (611)                     (14,030)
                                                                                           -------                     --------
Operating loss                         (611)                     (14,030)
Other Income                                                      17,200
                                      -------                     --------
NET INCOME(LOSS)                $      (611)                $      3,170
                                                                                           ====                     =====
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK       $         *                 $          *

AVERAGE COMMON SHARES OUTSTANDING  878,602,000        878,602,000


* less than $.01 per share

"See notes to condensed financial statements."
















ART CARDS, INC.

Condensed Statements of Operations (unaudited)


			                                           For the Three          For the Three
                                                                                     Months Ended        Months Ended
                                                       			September 30,         September 30,
                                                                                           1997                         1996
Sales, net                                                                          $         0           $         0
                                                                                               ------               -------
OPERATING EXPENSES:
  Bank charges                                                                            0                     18
  Professional fees                                                                                         5,073
  Travel expenses							      875
                                                                                               ------               -------
  TOTAL OPERATING EXPENSES                                        0               (5,966)
                                                                                               ------              -------
Operating loss                                                                            0               (5,966)
OTHER INCOME                                                                                       6,200
                                                                                               ------              -------
NET (LOSS)                                                                  $          0           $      234
                                                                                               ====            ====
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK                         $         *             $         *

AVERAGE COMMON SHARES OUTSTANDING  878,602,000         878,602,000


* less than $.01 per share

"See notes to condensed financial statements."

















ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

		                                                       For the Nine          For the Nine
                                                                                 Months Ended       Months Ended
                                                    	                         September 30,        September 30,
                                                                                        1997                       1996

OPERATING ACTIVITIES:
  Net Income(Loss)                                                      $      (611)            $      3,170
   Adjustments to reconcile net loss
   to net cash used in operating
    activities:

  Changes in operating assets
  and liabilities:

Increase (decrease) in accounts
 payable and other current
  liabilities                                             		        575                     (3,290)
                                                                                          --------                    --------
NET CASH USED IN OPERATING ACTIVITIES            (36)                       (120)
                                                                                          --------                    --------
FINANCING ACTIVITIES:

  Proceeds from issuance of
    Common stock                                                                     0                          200
                                                                                             -----                      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES    0                          200
                                                                                             -----                      --------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (36)                          80


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD                               $        62                $           0
                                                                                            ------                       ------
CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                                            $        26                  $       80
                                                                                           ====                      ====
"See notes to condensed financial statements."








ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation
 S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1997. The financial statements are presented on the accrual basis.

NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the first sixmonths of 1997, the Company's working capital deficit increased by $611.

Results of Operations

The results of operations for the three months and nine months ended September 30, 1997 and 1996 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and accounting fees.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 14, 1997              /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer