Form 10-K
period 1997-12-31
ART CARDS INC
filed 1998-03-31
CIK 822618

SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C., 20549

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1997
                    Commission File Number: 33-17229-D

                            ART CARDS, INC.
(Exact name of Registrant as specified in its Charter)

     Colorado                                  84-0978589
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Ident. Number)

                933 Pearl Street, Denver, Colorado 80203
       (Address of principal executive offices)     (zip code)

                          (303) 831-9335
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) or Section 12(g)
                        of the Act:

                                    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

[X]

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]    No [  ]

The aggregate market value of the Registrant's voting stock held as of March 31, 1998, by nonaffiliates of the Registrant was $0 as there was no bid on that day.

As of March 31, 1998, Registrant had 876,602,000 shares of its $0.0001 par value common stock outstanding.

                                  FORM 10-KSB
                                ART CARDS, INC.

                               TABLE OF CONTENTS
Item
 No.                                                           Description
                                                       Page


PART I

1.   Business
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders

                                    PART II

4. Market for the Registrant's Common Equity and Related Stockholder
Matters
6.  Management's Discussion and Analysis or Plan of Operations
7.  Financial Statements and Supplementary Data
8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

                                                                      PART
III

9.  Directors, Executive Officers, Promoters and Control Persons of the
Registrant9
10.  Management Remuneration and Transactions
11.  Security Ownership of Certain Beneficial Owners
12.  Management Transactions


 PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

                                                             FORM 10-KSB
                                                          ART CARDS, INC.

December 31, 1996

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

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

On June 28, 1991, the Company entered into a five-year license agreement with Recycled Paper Products, Inc. (Recycled Paper) and Rob Barber. Recycled Paper has the exclusive right to receive, sell and distribute greeting cards and related products created by Rob Barber in the United States, Canada and Australia. Recycled Paper has agreed to pay the Company and Rob Barber five percent (5%) of all net sales. In addition, Recycled Paper has agreed to pay the Company and Rob Barber fifty percent (50%) of all license fees, advances against royalties and royalties that Recycled Paper may receive from sublicenses granted by Recycled Paper. Such sublicenses may only be granted outside the United States, Canada and Australia. Recycled Paper has the option to extend the license agreement for an additional five years, provided certain minimum royalties and license fees are paid by Recycled Paper.

On March 23, 1992, the Company entered into an exclusive distribution agreement with The Noteworthy Marketing Group, Inc. (Noteworthy). Noteworthy was appointed the exclusive distributor (except for Recycled Paper, as described above) for sale of the Company's inventory of cards at wholesale and retail prices within the United States and its territories. Pursuant to the terms of the agreement, the Company was to receive a royalty of fifty-five percent (55%) of the gross revenues actually collected from customers (net of discounts and allowances actually allowed customers, not to exceed five percent (5%) from the sale of inventory by Noteworthy. The agreement was to expire on December 31, 1993, or when the Company's total inventory of cards existing as of the date of the agreement was depleted, whichever occurred first. However, by mutual consent, the Company and Noteworthy terminated the agreement on March 22, 1993, due to Noteworthy's inability to obtain customers for the Company' s products. All inventory was returned to the Company by April 15, 1993.

(b)  Financial Information About Industry Segments


Since its inception, the Company's revenues, operating profit or loss and identifiable assets were attributable to only one industry segment and the Company has been engaged in only one line of business, which was the designing, manufacturing, producing and marketing of greeting cards, postcards, poster grams and similar products.

(c)  Narrative Description of Business

The Company was engaged in the business of designing, manufacturing, producing and marketing a proprietary line of greeting cards and related products. The Company published between 100 and 200 designated graphic images from several contemporary artists, including John Lennon, Yoko Ono, Yuri Dojc, Giancarlo Impiglia and David Gerstein.

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

The Company's greeting cards were marketed in the United States and Canada through independent distributors and were displayed in retail outlets throughout the United States. These distributors called on card shops, stationery stores, department stores, bookstores, drug stores and several other types of retail sales outlets. The Company's products were represented in numerous outlets in the United States.

(iv)  Patents, Trademarks and Licenses

On June 12, 1990, the Company's trademark, Art Cards, and design were registered with the United States Patent and Trademark Office on the Supplemental Register, Registration Number 1,601,644. The registration is in effect until June 12, 2000.

Licensing Agreements. The Company's ability to design, manufacture, produce and market a proprietary line of greeting cards was dependent upon the acquisition of the rights to images of artists upon which the cards are based. To this end, the Company entered into a number of licensing agreements, including the following:

John Lennon--Marigold Enterprises, Ltd. The Company, as more fully described below, entered into two license agreements with Marigold Enterprises, Ltd. (Marigold), of which Marilyn Goldberg, a director and shareholder of the Company, is an officer, director and 100 percent shareholder. Marigold is engaged in the business of publication and distribution of fine art graphics, limited edition prints and posters, as well as acting as a licensing and marketing agent with respect to contract rights by artists. (See Item 13, Certain Relationships and Related Transactions.) Pursuant to the license agreements, the Company had an exclusive, worldwide license to use certain graphic images of artists in the design and production of its greeting cards, posters and related products.

In July 1987, the Company entered into a License Agreement with Marigold which was consented to by the Estate of John Lennon and which granted to the Company the right to use drawings and lyrics of musical composition created and composed by John Lennon in a line of greeting cards to be produced by the Company. The extended term of the agreement terminates in September 1996. Written approval of each card was required prior to manufacture by the Company. The Company was required to create and manufacture specific minimums per year.

Also in June 1987, the Company entered into a License Agreement with Marigold which grants to the Company the exclusive right, until October 1997, to use certain designated images by Giancarlo Impiglia, Yuri Dojc and David Gerstein in the manufacture, distribution and sale of greeting cards. In consideration of the exclusive license agreement, the Company has agreed to pay Marigold certain royalties for each artist covered by the agreement for use either as a postcard or a greeting card.

(v) Seasonal Business. The Company's business was not seasonal in nature.

(vi) Working Capital. Not Applicable.

(vii) Customer Dependence. Not Applicable.

(viii) Backlog of Orders. Not Applicable.

(ix) Government Contracts. Not Applicable.

(x) Competition. Not Applicable.

(xi) Research and Development. The Company did not engage in any material research and development activities during the last three years.

(xii) Environmental Regulations. Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

(xiii) Employees. The Company presently has no employees.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales
          Not Applicable.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 933 Pearl Street, Denver,
Colorado.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth quarter for the fiscal year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.

                                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information

There is no established public trading market for the Company's common stock.

(b)  Holders

As of March 31, 1998, the Company had approximately 993 shareholders of record of its common stock.

(c)  Dividends

The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

During the fiscal year ended December 31, 1997, the Company's working capital deficit changed slightly from ($69,793) at December 31, 1996 to ($71950) at December 31, 1997. The decrease was the result of an unsuccessful merger transaction with Legacy Brands, Inc. The Company is no longer in the business of designing, manufacturing, producing and marketing greeting cards although it still accepts special orders for greeting cards. The Company's auditors have included modifications in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company is currently seeking a business combination. There are no assurances the Company will be successful in combining with any other entity.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

The results of operations for the year ended December 31, 1997, reflect the cessation of operations for the Company. Since the Company has ceased operations the Company has minimal operating expenses, primaily representing legal and accounting fees. The Company no longer actively markets its greeting cards and has sold its entire inventory in 1993.

Inflation

The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended December 31, 1997.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are filed as part of this Annual report on Form
10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        Not Applicable.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

(a)  Identification of Directors

The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company and the age of each director, and the period during which each director has served are as follows:

Name and position, if any,
in the Company                  Age               Director Since
Richard H. Miller
(President and Chairman
 of the Board)                   52                       1984

Richard M. Gawlik
Secretary/Treasurer)             60                       1986

Marilyn R. Goldberg              52                       1984

John W. Rapparlie                54                       1987

There was no arrangement or understanding between any director and any other person pursuant to which any director was selected as a director.

(b)  Identification of Executive Officers

The executive officers of the Company are elected annually. Each executive officer shall hold office until his successor duly is elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they have served as such are as follows:

Name of Executive Officer and
 Position in Company                      Age               Officer Since
Richard H. Miller
(President and Chairman
 of the Board)                             51                    1984

Richard M. Gawlik
(Secretary/Treasurer)                      59                    1986

There was no arrangement or understanding between any executive officer and any other person pursuant to which any executive officer was selected as a executive officer.

(c)   Identification of Certain Significant Employees.
        Not Applicable.

(d) Family Relationships. There are no family relationships between any officers and directors of the Company.

(e)  Business Experience

   (1) Background. The following is a brief account of the business experience during the past five years of each director and executive officer:

Name of Director                     Principal Occupation During
or Officer                           The Last Five Years

Richard H. Miller                    Chairman of the Board and President
                                     of the Company.

Richard M. Gawlik                    Secretary/Treasurer of the Company
                                      since August, 1986; President of The
                                      Kober Corporation and of Kober
                                      Financial Corporation where he has
                                      also acted a broker/dealer, from
                                      January, 1986 to March, 1992; sole
                                      proprietor of RMG Enterprises, Inc.,
                                      which provided accounting and
                                      financial consulting services to
                                      small and medium sized corporations,
                                      from 1981 to 1987.

Marilyn R. Goldberg                   President of Marigold Enterprises,
                                      Ltd., a publisher and distributor of
                                      fine art graphics, limited edition
                                      prints and posters.

John W. Rapparlie                    Chief Executive Officer since July
                                     1986 and President and Sales Director
                                     for Paper Cargo, Inc., a greeting
                                     card sales and marketing corporation,
                                     since August, 1982.

     (2) Directorships. No director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(f)  Involvement in Certain Legal Proceedings.
     Not Applicable.

(g) Promoters and Control Persons.
    Not Applicable.

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

(a)(1)  Cash Compensation.

There was no cash compensation to any officers in 1997 or 1996.


(b)(1)  Compensation Pursuant to Plans.

The Company has no option, pension, benefit plans or similar types of compensation arrangements.

(b)(2)&(3)  Pension Table and Alternative Pension Plan Disclosure.
            Not Applicable.

(b)(4)  Stock Option and Stock Appreciation Right Plans.

The Company has no stock option or stock appreciation right plans for its executive officers.

(c)  Other Compensation.

The Company does not pay other compensation to executive officers. However, the Company may, from time to time, pay incidental compensation consisting primarily of reimbursement for business related activities on behalf of the Company. No such reimbursements were made in 1996 or 1995.

(d)  Compensation of Directors.

     (1)  Standard Arrangements.

There are no arrangements whereby directors are compensated for their services as directors.

     (2)  Other Arrangements.
          Not Applicable.

(e)  Termination of Employment and Change of Control Arrangement.
     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners.
The following person is the only person known to the Company who on March 31, 1998, owned beneficially more than 5% of the Company's $0.0001 par value common stock, its only class of outstanding voting securities:

Name and Address of       Amount and Nature of              Percent
Beneficial Owner          Beneficial Ownership (1)          Of Class
Richard H. Miller
800 Pearl Street, #906
Denver, Colorado 80203        414,315,800                      48.1%

(1) Mr. Miller has the sole voting and investment power with respect to the shares.

(b)  Security Ownership of Management.

The following table shows as of March 31, 1998, the shares of the Company's $0.0001 par value common stock beneficially owned by each director of the Company and the shares beneficially owned by all the officers and directors of the Company as a group:

                              Amount of Shares and Nature   Percent
Name of Beneficial Owner     of Beneficial Ownership (1)    of Class

Richard H. Miller                414,315,800                  48.1%

Richard M. Gawlik                  1,350,000                  0.16%

Marilyn R. Goldberg               10,000,000                  1.20%

John W. Rapparlie                    100,000                  0.01%

All Officers and Directors
 as a Group (4 Persons)          425,765,800                  49.4%

  (1) The beneficial owners listed have sole voting and investment power with respect to the shares.

(c)  Changes in Control.

There are no arrangements which may result in a change in control of the Company.

ITEM 12.  MANAGEMENT TRANSACTIONS

  (a) and (b) Transactions With Management and Others and Certain Business Relationships.

The Company has entered into two license agreements with Marigold Enterprises, Ltd. (Marigold), of which Marilyn Goldberg, a director and shareholder of the Company, is an officer, director and 100 percent shareholder. See item 1(c)(iv). No payments were required to be paid to Marigold during 1997 and 1996 pursuant to the two agreements.

  (c)  Indebtedness of Management.

No director or executive officer of the Company and no associate of any such director or executive officer was indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $100,000.

  (d)  Transactions with Promoters.
       Not Applicable.

                               PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements included in this Report:

       Independent Auditor's Report

       Balance Sheets

       Statements of Operations

       Statements of Stockholders' Deficit

       Statements of Cash Flows

       Notes to Financial Statements


                            Janet Loss, C.P.A., P.C.
                         3525 S. Tamarac Drive, Suite 2000
                           Denver, Colorado 80237
                               (303) 220-0227


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado


I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net loss of ($2,157) and net income of $3,052 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company has incurred losses to date in the amount of $1,109,983. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Janet Loss, C.P.A., P.C.

March 30, 1998

                                  ART CARDS, INC.
                                  BALANCE SHEETS
                                             December 31,  December 31,
                                                1997        1996

                                ASSETS
CURRENT ASSETS:
Cash                                      $        10    $         62
----------------------------------------------------------------------
TOTAL CURRENT ASSETS                               10              62
----------------------------------------------------------------------
OTHER ASSETS:
Organization Costs, net of
  accumulated amortization of
  $14,509                                          0               0
----------------------------------------------------------------------
TOTAL OTHER ASSETS                                 0               0
---------------------------------------------------------------------
TOTAL ASSETS                             $        10     $        62
======================================================================
                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
 Accounts Payable                        $         0     $         0
 Accrued liabilities, officer                 71,960          69,855
---------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                   71,960          69,855
---------------------------------------------------------------------

                   COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
 Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
   876,602,000 shares
    issued and outstanding as of
     December 31, 1997 and 1996,
      Respectively                            87,660         87,660

Additional paid-in capital                   950,373        950,373

Accumulated deficit                       (1,109,983)    (1,107,826)
--------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                  (71,950)       (69,793)
--------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                   $        10    $        62
=====================================================================

See independent auditor's report and notes to financial statements.

                              ART CARDS, INC.
                          STATEMENTS OF OPERATIONS

                For the Years Ended December 31, 1997 and 1996


                                                  1997            1996
Sales, net                                   $       -       $       -
-----------------------------------------------------------------------
OPERATING EXPENSES:
 Bank charges                                      72              48
 Legal and accounting fees                        575          12,735
 Filing fees                                    1,510             500
 Shipping and handling                              -               -
 Travel expenses                                    -             875
-----------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                       2,157          14,148
----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE
 OTHER INCOME AND EXPENSES                     ( 2,157)       (14,148)
-----------------------------------------------------------------------
OTHER INCOME AND (EXPENSES):
 Income from proposed
  acquisition payments                               0         17,200
---------------------------------------------------------------------
NET INCOME (LOSS)                           $   (2,157)     $   3,052
======================================================================
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK                   $         *     $        *
======================================================================
AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 876,602,000    876,602,000
======================================================================
* less than $.01 per share


See independent auditor's report and notes to financial statements.


                                   ART CARDS, INC.
                        STATEMENTS OF SHAREHOLDERS' DEFICIT

            For the Years Ended December 31, 1997 and 1996


                     Number of
                     Shares      Par Value    Additional
                                               Paid-In
                                               Capital      Accumulated
                                                              Deficit
Balances,
January 1, 1996      876,602,000  $87,660     $950,373     $(1,110,878)

Net Income for
 Year Ended
  December 31,
   1996                       --       --           --           3,052
----------------------------------------------------------------------

Balances,
December 31,
 1996                876,602,000   87,660      950,373      (1,110,878)

Net Loss for
 Year Ended
  December 31,
   1997                       --       --           --          (2,157)
----------------------------------------------------------------------
Balances,
December 31,
 1997                876,602,000  $87,660     $950,373     $(1,109,983)
  ========================================================================

See independent auditor's report and notes to financial statements.


                                 ART CARDS, INC.
                            STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 1997 and 1996



                                                   1997           1996
Operating Activities:
  Net Income (Loss)                           $    (2,157)  $     3,052

Adjustments to reconcile net loss
to net cash used in operating
activities:

Changes in operating assets
and liabilities:

  Increase (decrease) in accounts
    payable and other current
    liabilities                                     2,105       (2,990)
------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES               2,105       (2,990)
------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (.52)      (2,990)

CASH, BEGINNING OF YEAR                         $      62    $       0
=======================================================================
CASH, END OF YEAR                               $      10    $      62
=======================================================================

See independent auditor's report and notes to financial statements.


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

On June 28, 1991, the Company entered into a five-year license agreement with Recycled Paper Products, Inc. (Recycled Paper) and Rob Barber. Recycled Paper has the exclusive right to receive, sell and distribute greeting cards and related products created by Rob Barber in the United States, Canada and Australia. Recycled Paper has agreed to pay the Company and Rob Barber five percent of all net sales. In addition, Recycled Paper has agreed to pay the Company and Rob Barber 50 percent of all license fees, advances against royalties and royalties that Recycled Paper may receive from sublicenses granted by Recycled Paper. Such sublicenses may only be granted outside the United States, Canada and Australia. Recycled Paper has the option to extend the license agreement for an additional five years provided certain minimum royalties and license fees are paid by Recycled Paper.


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


NOTE E - RELATED PARTY TRANSACTIONS

The Company leased office space from its president on a month-to-month basis. As of December 31, 1997, $71,960 was owed to the president for expenses and accrued salaries.


NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carry forwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carry forwards that give rise to significant portions of the deferred tax assets at December 31, 1997, are presented below. The entire valuation allowance was recorded during 1996.

  Net operating loss
    carry forwards                  $ 185,100
  Compensation expense not
    allowed for income tax
      reporting purposes                8,000
  Valuation allowance                (193,100)

Balance, December 31, 1997          $       0

There is no provision for income taxes in 1997 and 1996 because the Company had net operating loss carryforwards of $185,100.


                              ART CARDS, INC.
                     NOTES TO FINANCIAL STATEMENTS

NOTE G - LETTER OF INTENT

The Company signed a letter of intent with Legacy Brands, Inc. to enter into a merger which may or may not be tax-free under Internal Revenue Code
Section 368. This acquisition transaction with Legacy Brands, Inc. was not successful.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                             ART CARDS, INC.



Dated: 3/30/98                           By:
Richard H. Miller, President



Dated: 3/30/98                            By:
Richard M. Gawlik, Treasurer
                                          and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: 3/30/98                            By:
Richard H. Miller, Director

Dated: 3/30/98                            By:
Richard M. Gawlik, Director

Dated: 3/30/98                            By:
Marilyn R. Goldberg, Director

Dated: 3/30/98                            By:
John W. Rapparlie, Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.