Form 10QSB
period 1998-03-31
ART CARDS INC
filed 1998-05-18
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549

                             FORM 10-QSB

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 1998
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

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

                        Yes [X]            No [  ]

As of April 30, 1998, the Registrant had 976,602,000 shares of its $0.0001 par value common stock outstanding.



ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
       as of March 31, 1998 and December 31, 1997

      Condensed Statements of Operations
       for the three months ended March 31, 1998 and 1997

     Condensed Statements of Cash Flows
	 for the three months ended March 31, 1998 and 1997

	Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K



























ART CARDS, INC
Condensed Balance Sheets

                                          September 30,        December 31,
                                              1998               1997
                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                    $         5          $       10
                                          -----------          ----------
  TOTAL ASSETS                                      5                  10
                                          ===========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
  Accounts Payable                        $         0          $        0
  Accrued liabilities, officer                 61,960              71,960
                                          -----------          ----------
  TOTAL CURRENT LIABILITIES                    61,960              71,960
                                          -----------          ----------
SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  976,602,000  and 876,602,000shares
  issued and outstanding as of
  March 31,1998 and December 31, 1997,
  respectively
                                              97,660              87,660
  Additional paid-in capital                 950,373             950,373
  Accumulated deficit                     (1,109,988)         (1,109,983)
                                          -----------          ----------
  TOTAL SHAREHOLDERS' DEFICIT                (61,955)            (71,950)
                                          -----------          ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT                   $         5          $       10
                                          ===========          ==========
"See notes to condensed financial statements."















ART CARDS, INC.

Condensed Statements of Operations (unaudited)


                                    For the Three            For the Three
                                     Months Ended             Months Ended
                                    March 31,1998            March 31, 1997

Sales, net                          $         0             $           0
         ,                           ----------              ------------
OPERATING EXPENSES:
  Bank charges                                5                        30
  Professional fees                                                12,625
  Filing fees 				                                  500
  Travel expenses	     			                                  875
                                     ----------              ------------
  TOTAL OPERATING EXPENSES                 (  5)                  (14,030)
                                     ----------              ------------
Operating loss                             (  5)                  (14,030)
Other Income                                                       17,200
                                     ----------              ------------
NET INCOME(LOSS)                    $      (  5)           $        3,170
                                     ==========              ============
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK       $         *                 $          *

AVERAGE COMMON SHARES OUTSTANDING  911,835,333                876,602,000


* less than $.01 per share

"See notes to condensed financial statements."


















ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

                                              For the Three       For the Three
                                              Months Ended         Months Ended
                                              March 31, 1998      March 31, 1997

OPERATING ACTIVITIES:
  Net Income(Loss)                            $    (  5)          $     3,170
   Adjustments to reconcile net loss
   to net cash used in operating
    activities:

  Changes in operating assets
  and liabilities:

Increase (decrease) in accounts
 payable and other current
  liabilities                                                          (3,290)
                                              ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES              (  5)                 (120)
                                              ---------             ---------
FINANCING ACTIVITIES:

  Proceeds from issuance of
    Common stock                                      0                   200
                                              ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             0                   200
                                              ---------             ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              ( 5)                   80


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD                    $       10            $        0
                                              ---------             ---------
CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                          $        5            $       80
                                              =========             =========
"See notes to condensed financial statements."












ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the
 Company is not expected to have an impact on the financial statements. SFAS the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

On February 6, 1998 the Company issued 100,000,000 shares of its $.0001 par value common stock for partial settlement of $10,000 owed to the President of the Company.

NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the first three months of 1998, the Company's working capital deficit increased by $5.

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses primarily represent legal and accounting fees.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 14, 1998                  /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer