Form 10QSB
period 1998-06-30
ART CARDS INC
filed 1998-08-14
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549

                             FORM 10-QSB

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended June 30, 1998
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

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

                        Yes [X]            No [  ]

As of July 31, 1998, the Registrant had 976,602,000 shares of its $0.0001 par value common stock outstanding.

ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
      as of June 30, 1998 and December 31, 1997

      Condensed Statements of Operations
      for the three months and six months ended June 30, 1998 and 1997

     Condensed Statements of Cash Flows
     for the six months ended June 30, 1998 and 1997

     Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K
























ART CARDS, INC
Condensed Balance Sheets

                                      June 30,        December 31,
                                       1998               1997
                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                              $   1,990            $       10
                                    ---------            ----------
  TOTAL ASSETS                      $   1,990            $       10
                                    =========            ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT  LIABILITIES:
  Accounts Payable                  $       0            $        0
  Accrued liabilities, officer         61,960                71,960
                                    ---------             ---------
  TOTAL CURRENT LIABILITIES            61,960                71,960
                                    ---------             ---------
SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  976,602,000 and 876,602,000 shares
  issued and outstanding as of
  June 30,1998 and December 31, 1997,
  respectively                         97,660                87,660
  Additional paid-in capital          950,373               950,373
  Accumulated deficit              (1,108,003)           (1,109,983)
                                   ----------            ----------
  TOTAL SHAREHOLDERS' DEFICIT         (59,970)              (71,950)
                                   -----------           -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT           $     1,990            $       10
                                   ==========             =========
"See notes to condensed financial statements."













ART CARDS, INC.
Condensed Statements of Operations (unaudited)

                                For the Six            For the Six
                                Months Ended           Months Ended
                                June 30,1998           June 30, 1997

Sales, net                      $       0              $         0
                                ---------               ----------
OPERATING EXPENSES:
  Bank charges                          5                       36
  Professional fees                                            575
  Filing fees 				                             0
  Travel expenses	     		      3,000	                       0
                                 ---------              ----------
  TOTAL OPERATING EXPENSES         (3,005)                    (611)
                                 ---------              ----------
Operating loss                     (3,005)                    (611)
Other Income                        4,985
                                 ---------              ----------
NET INCOME(LOSS)                $   1,980               $     (611)
                                 =========              ==========
NET INCOME (LOSS)
PER SHARE OF
COMMON STOCK                    $         *             $          *

AVERAGE COMMON
SHARES OUTSTANDING            911,835,333               876,602,000


* less than $.01 per share

"See notes to condensed financial statements."















ART CARDS, INC.

Condensed Statements of Operations (unaudited)

                               For the Three           For the Three
                               Months Ended            Months Ended
                               June 30,1998            June 30, 1997

Sales, net                     $         0             $         0
                                ----------              ----------
OPERATING EXPENSES:
  Bank charges                           0                      18
  Professional fees
  Filing fees 				                             0
  Travel expenses	     		       3,000	                 0
                                ----------              ----------
  TOTAL OPERATING EXPENSES          (3,000)                    (18)
                                ----------              ----------
Operating loss                      (3,000)                    (18)
Other Income                         4,985
                                ----------              ----------
NET INCOME(LOSS)               $     1,985              $      (18)
                                ==========               =========
NET INCOME (LOSS)
PER SHARE OF
COMMON STOCK                   $         *              $        *

AVERAGE COMMON
SHARES OUTSTANDING            911,835,333                876,602,000


* less than $.01 per share

"See notes to condensed financial statements."















ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

                                    For the Six      For the Six
                                    Months Ended     Months Ended
                                    June 30, 1998    June 30, 1997

OPERATING ACTIVITIES:
  Net Income (Loss)                 $ 1,980          $  (611)
   Adjustments to reconcile net loss
   to net cash used in operating
    activities:
  Changes in operating assets
  and liabilities:
Increase (decrease) in accounts
 payable and other current
  liabilities                                            575
                                    -------          -------
NET CASH PROVIDED BY
(USED IN)OPERATING
ACTIVITIES                            1,980              (36)
                                    -------          -------
FINANCING ACTIVITIES:
   Proceeds from issuance of
    Common stock                          0                0
                                    -------          -------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                      0                0
                                    -------          -------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                1,980              (36)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD          $     10         $     62
                                   --------         --------
CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                $  1,990         $     26
                                   ========         ========
"See notes to condensed financial statements."









ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and six ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 128, "Earnings per Share"is effective for financial statements issued after December 15, 1997. SFAS 128 provides for a calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The adoption of SFAS 128 has had no impact on the earnings per share calculation because the Company has no other potentailly dilutive securities.

Statement of Financial Accounting Standards NO. 129, "Disclosure of Information About an Entity's Capital Structure" is effective for financial statements issued after December 15, 1997. The adoption of SFAS 129 has had no impact on the financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components ina full set of general purpose financial statements. The Company has adopted SFAS 130 and its effect on the financial position and results of operations is immaterial.

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about reporting operating segments. Adoption of SFAS 131 has not had any impact on the financial statements of the Company as it is dormant.


STOCKHOLDERS EQUITY

On February 6, 1998 the Company issued 100,000,000 shares of its $.0001 par value common stock for partial settlement of $10,000 owed to the President of the Company.

NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the second quarter of 1998, the Company's recieved cash of $4,985 from an unrelated entity for the cost of performing due diligence procedure in connection with the potential merger of the two companies. Upon completion of due diligence procedures merger discussions were terminated.

Results of Operations

The results of operations for the three months and six months ended March 31, 1998 and 1997 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses.

Operating expenses primarily represent legal and accounting fees. In the second quarter of 1998, operating expenses related to travel expenses associated with due diligence procedures for a potential merger candidate.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 14, 1998        /S/ Richard Miller
                                  Richard Miller
                                  President, Chief Executive Officer
                                  and Principal Financial Officer