Form 10KSB
period 1998-12-31
ART CARDS INC
filed 1999-04-12
CIK 822618

SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C., 20549

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1998
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

 Yes [X]    No [  ]

The aggregate market value of the Registrant's voting stock held as of February 28, 1999, by nonaffiliates of the Registrant was $0 as there was no bid on that day.

As of February 28, 1999, the Registrant had 976,602,000 shares of its $0.0001 par value common stock outstanding.











































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

                                  PART III

9.  Directors, Executive Officers, Promoters and Control Persons of the
    Registrant
10. Management Remuneration and Transactions
11. Security Ownership of Certain Beneficial Owners
12. Management Transactions


 PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
    Signatures




















FORM 10-KSB

                                     ART CARDS, INC.

December 31, 1998

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth quarter for the fiscal year ended December 31, 1998, no matter was submitted to a vote of the Company's security holders, either by proxy solicitation or otherwise.
                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information

There is no established public trading market for the Company's common stock.

(b)  Holders

As of February 28, 1999, the Company had approximately 993 shareholders of record of its common stock.

(c)  Dividends

The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

During the fiscal year ended December 31, 1998, the Company's working capital deficit changed slightly from ($71,950) at December 31, 1997 to ($62,355) at December 31, 1998. The decrease was the result of an unsuccessful merger transaction with Legacy Brands, Inc. The Company is no longer in the business of designing, manufacturing, producing and marketing greeting cards although it still accepts special orders for greeting cards. The Company's auditors have included modifications in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company is currently seeking a business combination. There are no assurances the Company will be successful in combining with any other entity.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The results of operations for the year ended December 31, 1998, reflect the cessation of operations for the Company. Since the Company has ceased operations the Company has minimal operating expenses, primaily representing legal and accounting fees. The Company no longer actively markets its greeting cards and has sold its entire inventory in 1993.

Inflation

The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended December 31, 1998.




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


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

(a)  Identification of Directors

The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company and the age of each director, and the period during which each director has served are as follows:

Name and position, if any,
in the Company                  Age               Director Since
Richard H. Miller
(President and Chairman
 of the Board)                   53                       1984

Marilyn R. Goldberg              53                       1984

John W. Rapparlie                55                       1987

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

(b)  Identification of Executive Officers

The executive officers of the Company are elected annually. Each executive officer shall hold office until his successor duly is elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they have served as such are as follows:

Name of Executive Officer and
 Position in Company             Age               Officer Since
Richard H. Miller
(President and Chairman
 of the Board)                    53                    1984

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

(a)(1)  Cash Compensation.

There was no cash compensation to any officers in 1998 or 1997.


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

     (2)  Other Arrangements.
          Not Applicable.

(e)  Termination of Employment and Change of Control Arrangement.
     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners.
The following person is the only person known to the Company who on February 28, 1999, owned beneficially more than 5% of the Company's $0.0001 par value common stock, its only class of outstanding voting securities:

Name and Address of       Amount and Nature of              Percent
Beneficial Owner          Beneficial Ownership (1)          Of Class
Richard H. Miller
933 Pearl Street,
Denver, Colorado 80203        514,315,800                      52.6

(1) Mr. Miller has the sole voting and investment power with respect to the shares.

(b)  Security Ownership of Management.

The following table shows as of March 31, 1998, the shares of the Company's $0.0001 par value common stock beneficially owned by each director of the Company and the shares beneficially owned by all the officers and directors of the Company as a group:

                              Amount of Shares and Nature   Percent
Name of Beneficial Owner     of Beneficial Ownership (1)    of Class

Richard H. Miller                514,315,800                  52.6%

Marilyn R. Goldberg               10,000,000                  1.20%

John W. Rapparlie                    100,000                  0.01%

All Officers and Directors
 as a Group (3 Persons)          525,415,800                  53.81%

  (1) The beneficial owners listed have sole voting and investment power with respect to the shares.

(c)  Changes in Control.

There are no arrangements which may result in a change in control of the Company.

ITEM 12.  MANAGEMENT TRANSACTIONS

  (a) and (b) Transactions With Management and Others and Certain Business Relationships.

The Company has entered into two license agreements with Marigold Enterprises, Ltd. (Marigold), of which Marilyn Goldberg, a director and shareholder of the Company, is an officer, director and 100 percent shareholder. See item 1(c)(iv). No payments were required to be paid to Marigold during 1998 and 1997 pursuant to the two agreements.

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

  (d)  Transactions with Promoters.
       Not Applicable.

























                               PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements included in this Report:

       Independent Auditor's Report

       Balance Sheets

       Statements of Operations

       Statements of Stockholders' Deficit

       Statements of Cash Flows

       Notes to Financial Statements








































                            Janet Loss, C.P.A., P.C.
                         3525 S. Tamarac Drive, Suite 120
                           Denver, Colorado 80237
                               (303) 220-0227


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado


I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net loss of ($405) and ($2,157)for the years ended December 31, 1998 and 1997, respectively. In addition, the Company has incurred losses to date in the amount of $1,110,388.
The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Janet Loss, C.P.A., P.C.

March 5, 1999








                                  ART CARDS, INC.
                                  BALANCE SHEETS
                                            December 31,  December 31,
                                                1998        1997

ASSETS
CURRENT ASSETS:
Cash                                      $         5    $         10
----------------------------------------------------------------------
TOTAL CURRENT ASSETS                                5              10
----------------------------------------------------------------------
OTHER ASSETS:
Organization Costs, net of
  accumulated amortization of
  $14,509                                          0               0
----------------------------------------------------------------------
TOTAL OTHER ASSETS                                 0               0
---------------------------------------------------------------------
TOTAL ASSETS                             $         5     $        10
======================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
 Accounts Payable                        $         0     $         0
 Accrued liabilities, officer                 62,360          71,960
---------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                   62,360          71,960
---------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
   976,602,000 and876,602,000 shares
    issued and outstanding as of
     December 31, 1998 and 1997,
      Respectively                            97,660         87,660

Additional paid-in capital                   950,373        950,373

Accumulated deficit                       (1,110,388)    (1,109,983)
--------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                  (62,355)       (71,950)
--------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                   $         5   $         10
=====================================================================
See independent auditor's report and notes to financial statements.

                              ART CARDS, INC.
                          STATEMENTS OF OPERATIONS

                For the Years Ended December 31, 1998 and 1997


                                                  1998            1997
Sales, net                                   $       -       $       -
-----------------------------------------------------------------------
OPERATING EXPENSES:
 Bank charges                                      70              72
 Legal and accounting fees                      1,330             575
 Filing fees                                        -           1,510
 Shipping and handling                              -               -
 Travel expenses                                3,985
-----------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                       5,405           2,157
----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE
 OTHER INCOME AND EXPENSES                     (5,405)         (2,157)
-----------------------------------------------------------------------
OTHER INCOME AND (EXPENSES):
 Income from proposed
  acquisition payments                          5,000               0
---------------------------------------------------------------------
NET INCOME (LOSS)                           $   ( 405)      $  (2,157)
======================================================================
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK BASIC AND DILUTED $         *     $        *
======================================================================
AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 943,268,666    876,602,000
======================================================================
* less than $.01 per share


See independent auditor's report and notes to financial statements.












                                   ART CARDS, INC.
                        STATEMENTS OF SHAREHOLDERS' DEFICIT

                  For the Years Ended December 31, 1998 and 1997


                     Number of
                     Shares      Par Value    Additional
                                               Paid-In
                                               Capital      Accumulated
                                                              Deficit
Balances,
January 1, 1997      876,602,000  $87,660     $950,373     $(1,107,826)

Net Loss for Year             --       --           --          (2,157)
----------------------------------------------------------------------

Balances,
December 31,1997    876,602,000   87,660      950,373      (1,109,983)

Common stock issued
 For cash asdvances 100,000,000   10,000

Net Loss for Year            --       --           --            (405)
----------------------------------------------------------------------
Balances,
December 31,1998    976,602,000  $97,660     $950,373     $(1,100,388)
  ========================================================================

See independent auditor's report and notes to financial statements.






















                                 ART CARDS, INC.
                            STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 1998 and 1997



                                                   1998           1997
Operating Activities:
  Net Income (Loss)                           $     (405)  $    (2,157)

Adjustments to reconcile net loss
to net cash used in operating
activities:

Changes in operating assets
and liabilities:

  Increase (decrease) in accounts
    payable and other current
    liabilities                                    (9,600)       2,105
------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES             (10,005)         (52)
------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock          10,000
------------------------------------------------------------------------
Net Cash Provided By Financing Activities          10,000            0
------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (5)         (52)

CASH, BEGINNING OF YEAR                         $      10   $       62
=======================================================================
CASH, END OF YEAR                               $       5    $      10
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

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 5, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 for 1998 and it did not have a material effect on its financial position or result of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprises and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim and annual periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company has adopted SFAS No. 131; but, it did not have a material effect on its results of operation for 1998 and 1997.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosure previously required when no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material effect on its results of operation.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statement.

The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" And is effective for the quarter beginning after December 15, 1998. SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. Management believes that adoption of this statement will have no impact on the Company's financial statements.

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


NOTE E - RELATED PARTY TRANSACTIONS

The Company leased office space from its president on a month-to-month basis. As of December 31, 1998, $62,360 was owed to the president for expenses and accrued salaries.


NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1998, the Company had net operating loss carry forwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carry forwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carry forwards that give rise to significant portions of the deferred tax assets at December 31, 1998, are presented below. The entire valuation allowance was recorded during 1998.

  Net operating loss
    carry forwards                  $ 185,505
  Compensation expense not
    allowed for income tax
      reporting purposes                8,000
  Valuation allowance                (193,505)
----------------------------------------------

Balance, December 31, 1998          $       0
=============================================

There is no provision for income taxes in 1998 and 1997 because the Company had net operating loss carryforwards of $185,505.



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

                             ART CARDS, INC.



Dated: 3/18/99                           By:/S/ Richard H. Miller
                                         Richard H. Miller, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: 3/18/99                            By:/S/ Richard H. Miller
Richard H. Miller, Director

Dated: 3/18/99                            By:/S/John W. Rapparlie
                                          John W. Rapparlie, Director

Dated: 3/18/99                            By:/S/ Marilyn R. Goldberg
                                          Marilyn R. Goldberg, Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.