Form 10QSB
period 1999-03-31
ART CARDS INC
filed 1999-05-17
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549

                             FORM 10-QSB

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 1999
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

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

                        Yes [X]            No [  ]

As of April 30, 1999, the Registrant had 976,602,000 shares of its $0.0001 par value common stock outstanding.



ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
       as of March 31, 1999 and December 31, 1998

      Condensed Statements of Operations
       for the three months ended March 31, 1999 and 1998

     Condensed Statements of Cash Flows
	 for the three months ended March 31, 1999 and 1998

	Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K



























ART CARDS, INC
Condensed Balance Sheets

                                          March 31,        December 31,
                                              1999               1998
                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                    $         5          $        5
                                          -----------          ----------
  TOTAL ASSETS                                      5                   5
                                          ===========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES:
  Accounts Payable                        $         0          $        0
  Accrued liabilities, officer                 62,360              62,360
                                          -----------          ----------
  TOTAL CURRENT LIABILITIES                    62,360              62,360
                                          -----------          ----------
SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  976,602,000 and 976,602,000 shares
  issued and outstanding as of
  March 31,1999 and December 31, 1998,
  respectively
                                              97,660              97,660
  Additional paid-in capital                 950,373             950,373
  Accumulated deficit                     (1,110,388)         (1,110,388)
                                          -----------          ----------
  TOTAL SHAREHOLDERS' DEFICIT                (62,355)            (62,355)
                                          -----------          ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' DEFICIT                   $         5          $        5
                                          ===========          ==========
"See notes to condensed financial statements."















ART CARDS, INC.

Condensed Statements of Operations (unaudited)


                                    For the Three            For the Three
                                     Months Ended             Months Ended
                                    March 31,1999            March 31, 1998

Sales, net                          $         0             $           0
         ,                           ----------              ------------
OPERATING EXPENSES:
  Bank charges                                0                         5
  Professional fees
  Filing fees
  Travel expenses
                                     ----------              ------------
  TOTAL OPERATING EXPENSES                   (0)                       (5)
                                     ----------              ------------
Operating loss                               (0)                       (5)
Other Income
                                     ----------              ------------
NET INCOME(LOSS)                    $        (0)           $           (5)
                                     ==========              ============
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK       $         *                 $          *

AVERAGE COMMON SHARES OUTSTANDING    976,602,000              911,835,333


* less than $.01 per share

"See notes to condensed financial statements."


















ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

                                              For the Three       For the Three
                                              Months Ended         Months Ended
                                              March 31, 1999      March 31, 1998

OPERATING ACTIVITIES:
  Net Income(Loss)                            $    (  0)          $        (5)
   Adjustments to reconcile net loss
   to net cash used in operating
    activities:

  Changes in operating assets
  and liabilities:

Increase (decrease) in accounts
 payable and other current
  liabilities
                                              ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES              (  0)                   (5)
                                              ---------             ---------
FINANCING ACTIVITIES:

  Proceeds from issuance of
    Common stock                                      0                     0
                                              ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             0                     0
                                              ---------             ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              ( 0)                   (5)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD                    $        5            $       10
                                              ---------             ---------
CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                          $        5            $        5
                                              =========             =========
"See notes to condensed financial statements."












ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1999. The financial statements are presented on the accrual basis.

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

Stockholder's Equity

On February 6, 1998 the Company issued 100,000,000 shares of its $.0001 par value common stock for partial settlement of $10,000 owed to the President of the Company.

NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the first three months of 1999, the Company's working capital deficit Did not change as a result of the inactivity of the Company.

Results of Operations

The results of operations for the three months ended March 31, 1999 and 1998 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses represent bank fees.















SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 14, 1999                 /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer