Form 10QSB/A
period 1998-03-31
ART CARDS INC
filed 1999-07-08
CIK 822618

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



ART CARDS, INC.
Form 10-QSB/A Quarterly Report

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

                                          March 31,        December 31,
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

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation."
 SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS n the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

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




Dated: June 30, 1999                  /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer