Form 10QSB
period 1999-09-30
ART CARDS INC
filed 1999-11-16
CIK 822618

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C., 20549

                             FORM 10-QSB

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended September 30, 1999
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from  ______ to  ______

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

                        Yes [X]            No [  ]

As of October 31, 1999, the Registrant had 976,602,000 shares of its $0.0001 par value common stock outstanding.





ART CARDS, INC.
Form 10-QSB Quarterly Report

Table of Contents

Part I - Financial Statements

      Item 1 - Financial Statements

      Condensed Balance Sheets
       as of September 30, 1999 and December 31, 1998

      Condensed Statements of Operations
       for the nine months and three months ended September 30, 1999 and 1998

     Condensed Statements of Cash Flows
	 for the nine months and three months ended September 30, 1999 and 1998

	Notes to Condensed Financial Statements


     Item 2 - Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

     Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K




























ART CARDS, INC
Condensed Balance Sheets

                                         September 30,        December 31,
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
SHAREHOLDERS' DEFICIT:
  Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
  976,602,000 and 976,602,000 shares
  issued and outstanding as of
  September 30,1999 and December 31, 1998,
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













ART CARDS, INC.

Condensed Statements of Operations (unaudited)


                                    For the Three            For the Three
                                     Months Ended             Months Ended
                                  September 30,1999        September 30, 1998

Sales, net                          $         0             $           0
         ,                           ----------              ------------
OPERATING EXPENSES:
  Bank charges                                0
  Professional fees
  Filing fees
  Travel expenses	     			                                1,985
                                     ----------              ------------
  TOTAL OPERATING EXPENSES                   (0)                    1,990
                                     ----------              ------------
Operating loss                               (0)                   (1,985)
Other Income
                                     ----------              ------------
NET INCOME(LOSS)                    $        (0)           $        1,985
                                     ==========              ============
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK       $         *                 $          *

AVERAGE COMMON SHARES OUTSTANDING    976,602,000              911,835,333


* less than $.01 per share



"See notes to condensed financial statements."
















ART CARDS, INC.

Condensed Statements of Operations (unaudited)


                                     For the Nine             For the Nine
                                     Months Ended             Months Ended
                                   September 30,1999       September 30, 1998

Sales, net                          $         0             $           0
         ,                           ----------              ------------
OPERATING EXPENSES:
  Bank charges                                0                         5
  Professional fees
  Filing fees
  Travel expenses                                                   4,985
                                     ----------              ------------
  TOTAL OPERATING EXPENSES                   (0)                    4,990
                                     ----------              ------------
Operating loss                               (0)                   (4,990)
Other Income                                                        4,985
                                     ----------              ------------
NET INCOME(LOSS)                    $        (0)           $           (5)
                                     ==========              ============
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK       $         *                 $          *

AVERAGE COMMON SHARES OUTSTANDING    976,602,000              911,835,333


* less than $.01 per share


"See notes to condensed financial statements."



















ART CARDS, INC.
Condensed Statements of Cash Flows (Unaudited)

                                              For the Nine         For the Nine
                                              Months Ended         Months Ended
                                           September 30, 1999  September 30,1998
OPERATING ACTIVITIES:

  Net Income(Loss)                            $    (  0)          $         5
Adjustments to reconcile net loss
   to net cash used in operating
    activities:

  Changes in operating assets
  and liabilities:

Increase (decrease) in accounts
 payable and other current
  liabilities
                                              ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES              (  0)                    5
                                              ---------             ---------
FINANCING ACTIVITIES:

  Proceeds from issuance of
    Common stock                                      0                     0
                                              ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             0                     0
                                              ---------             ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              ( 0)                   (5)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF THE PERIOD                    $        5            $       10
                                              ---------             ---------
CASH AND CASH EQUIVALENTS,
  END OF THE PERIOD                          $        5            $        5
                                              =========             =========

"See notes to condensed financial statements."









ART CARDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual
Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1999. The financial statements are presented on the accrual basis.

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

NOTE B - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

During the first nine months of 1999, the Company's working capital deficit did not change as a result of the inactivity of the Company.

Results of Operations

The results of operations for the three months and nine months ended September 30, 1999 and 1998 reflect the cessation of operations of the Company. Since the Company has ceased operations, it has minimal operating expenses. Operating expenses represent bank fees.















SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: November 15, 1999             /S/ Richard Miller
                                     Richard Miller
                                     President, Chief Executive Officer
                                     and Principal Financial Officer