Form 10KSB
period 1999-12-31
ART CARDS INC
filed 2000-03-15
CIK 822618

SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C., 20549

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 1999
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

 Yes [X]    No [  ]

The aggregate market value of the Registrant's voting stock held as of February 29, 2000, by nonaffiliates of the Registrant was approximately $24,815,240 based on the closing bid on that day of $.055.

As of February 29, 2000, the Registrant had 978,402,000 shares of its $0.0001 par value common stock outstanding.











































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

December 31, 1999

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



Recent Letter of Intent with uMember.com, Inc.

On January 28, 2000 the Company signed a letter of intent with uMember.com, Inc. ("uMember") whereby the Company would acquire 100% of the issued and outstanding common stock of uMember in exchange for 17,000,000 shares of the Company's common stock. The merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

Prior to the acquisition the Company will seek shareholder approval of a reverse stock split of approximately 1 for 2,050 to reduce the issued and outstanding number of shares of the Company to approximately 476,500 shares.

In addition, the President of the Company would sell 27,880,000 shares of his Common stock to uMember for $180,000 in cash.

uMember will pay the Company $70,000 to pay existing debt of which $25,000 is nonrefundable and payable upon execution of the letter of intent and the remaining $45,000 will be payable upon closing.

Upon closing the Company will also issue a finders fee of 2,537,000 shares of common stock.

The acquisition of uMember, if consummated, will be accounted for as a reverse merger since the shareholders of uMember will own 85% of the issued and outstanding common stock of the Company immediately following the acquisition.

If this agreement is not executed by March 31, 2000, this letter

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

(xii) Environmental Regulations. Compliance wwith federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the capital expenditures, earnings and competitive position of the Company.

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

(b)  Holders

As of February 29, 2000, the Company had approximately 1,000 shareholders of record of its common stock.

(c)  Dividends

The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

During the fiscal year ended December 31, 1999, the Company's working capital deficit changed slightly from ($62,355) at December 31, 1998 to ($70,000) at December 31, 1999. The increase is the result of expenses paid by the President on behalf of the Company. The Company is no longer in the business of designing, manufacturing, producing and marketing greeting cards although it still accepts special orders for greeting cards. The Company's auditors have included modifications in their report as to the Company's ability to continue as a going concern due to the significant operating losses and working capital deficit. The Company is currently seeking a business combination. There are no assurances the Company will be successful in combining with any other entity.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

The results of operations for the years ended December 31, 1999 and 1998, reflect the cessation of operations for the Company. Since the Company has ceased operations the Company has minimal operating expenses, primaily representing legal and accounting fees. The Company no longer actively markets its greeting cards and has sold its entire inventory in 1993.

Inflation

The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal years ended December 31, 1999 and 1998.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

(a)  Identification of Directors

The present term of office of each director will expire at the next annual meeting of shareholders. The name, position with the Company and the age of each director, and the period during which each director has served are as follows:

Name and position, if any,
in the Company                  Age               Director Since
Richard H. Miller
(President and Chairman
 of the Board)                   54                       1984

Marilyn R. Goldberg              54                       1984

John W. Rapparlie                56                       1987

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

(b)  Identification of Executive Officers

The executive officers of the Company are elected annually. Each executive officer shall hold office until his successor duly is elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they have served as such are as follows:

Name of Executive Officer and
 Position in Company             Age               Officer Since
Richard H. Miller
(President and Chairman
 of the Board)                    54                    1984
</TALBE>

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

  (1) The beneficial owners listed have sole voting and investment power with respect to the shares.

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

  (d)  Transactions with Promoters.
       Not Applicable.

                               PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements included in this Report:

       Independent Auditor's Report

       Balance Sheets

       Statements of Operations

       Statements of Stockholders' Deficit

       Statements of Cash Flows

       Notes to Financial Statements




































                            Janet Loss, C.P.A., P.C.
                         1777 South Harrison, Suite 2100
                           Denver, Colorado 80210
                               (303)782-0878


To the Board of Directors and Shareholders
Art Cards, Inc.
Denver, Colorado


I have audited the accompanying balance sheets of Art Cards, Inc. (the Company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net loss of ($7,645) and ($405)for the years ended December 31, 1999 and 1998, respectively. In addition, the Company has incurred losses to date in the amount of ($1,118,033).
The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Janet Loss, C.P.A., P.C.

March 10, 2000





                                  ART CARDS, INC.
                                  BALANCE SHEETS
                                            December 31,  December 31,
                                                1999        1998
ASSETS
CURRENT ASSETS:
Cash                                      $         0    $          5
----------------------------------------------------------------------
TOTAL CURRENT ASSETS                                0               5
----------------------------------------------------------------------
OTHER ASSETS:
Organization Costs, net of
  accumulated amortization of
  $14,509                                           0               0
----------------------------------------------------------------------
TOTAL OTHER ASSETS                                  0               0
----------------------------------------------------------------------
TOTAL ASSETS                             $          0     $         5
======================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
 Accounts Payable                        $         0     $         0
 Accrued liabilities, officer                 70,000          62,360
---------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                   70,000          62,360
---------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Common Stock, $.0001 par value,
  3,000,000,000 shares authorized,
   978,402,000 shares
    issued and outstanding as of
     December 31, 1999 and 1998,
      Respectively                            97,840         97,840

Additional paid-in capital                   950,193        950,193

Accumulated deficit                       (1,118,033)    (1,110,388)
--------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                  (70,000)       (62,355)
--------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                   $         0   $          5

=====================================================================
See independent auditor's report and notes to financial statements.

                              ART CARDS, INC.
                          STATEMENTS OF OPERATIONS

                For the Years Ended December 31, 1999 and 1998


                                                  1999            1998
Sales, net                                   $       -       $       -
-----------------------------------------------------------------------
OPERATING EXPENSES:
 Bank charges                                       5               70
 Legal and accounting fees                      3,850            1,350
 Stock transfer fees                            2,100                -
 Office Rent                                      600                -
 Telephone                                        450
 Travel expenses                                  640            3,985
-----------------------------------------------------------------------
 TOTAL OPERATING EXPENSES                       7,645            5,405
----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE
 OTHER INCOME AND EXPENSES                     (7,645)          (5,405)
-----------------------------------------------------------------------
OTHER INCOME AND (EXPENSES):
 Income from proposed
  acquisition payments                              -            5,000
---------------------------------------------------------------------
NET INCOME (LOSS)                           $  (7,645)       $  (  405)
======================================================================
NET INCOME (LOSS)
PER SHARE OF COMMON STOCK BASIC AND DILUTED $         *     $        *
======================================================================
AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 978,402,000    945,068,666
======================================================================
* less than $.01 per share


See independent auditor's report and notes to financial statements.












                                   ART CARDS, INC.
                        STATEMENTS OF SHAREHOLDERS' DEFICIT

                  For the Years Ended December 31, 1999 and 1998


                     Number of
                     Shares      Par Value    Additional
                                               Paid-In
                                               Capital      Accumulated
                                                              Deficit
Balances,
January 1, 1998      876,602,000  $87,660     $950,373     $(1,109,983)

Prior Year
 Adjustment            1,800,000      180         (180)

Common stock issued
 For cash advances   100,000,000   10,000

Net Loss for Year            --       --           --            (405)
----------------------------------------------------------------------
Balances,
December 31,1998    978,402,000  $97,840     $950,193     $(1,100,388)

Net Loss for Year                                              (7,645)
----------------------------------------------------------------------
Balances,
December 31, 1999   978,402,000  $97,840     $950,193     $(1,118,033)
======================================================================

See independent auditor's report and notes to financial statements.
















                                 ART CARDS, INC.
                            STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 1999 and 1998


                                                   1998           1997
Operating Activities:
 Net Income (Loss)                           $   (7,645)  $    (  405)

Adjustments to reconcile net loss
to net cash used in operating
activities:

Changes in operating assets
and liabilities:

  Increase (decrease) in accounts
    payable and other current
    liabilities                                   7,640        (9,600)
------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                (5)      (10,005)
------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock              -       10,000
------------------------------------------------------------------------
Net Cash Provided By Financing Activities              -           (5)
------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (5)          (5)

CASH, BEGINNING OF YEAR                         $      5   $       10
=======================================================================
CASH, END OF YEAR                               $      -    $       5

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

In 1999, the president paid $7,640 in expenses on behalf of the Company.

As of December 31, 1999, $70,000 was owed to the president for expenses.

NOTE F - INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As allowed by SFAS 109, prior years' financial statements have not been restated.

As of December 31, 1999, the Company had net operating loss carry forwards for income tax purposes of approximately $1,000,000 to offset future taxable income. The net operating loss carry forwards expire through 2008. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations on the Internal Revenue Service.

The tax effects of the temporary differences and operating loss carry forwards that give rise to significant portions of the deferred tax assets at December 31, 1999, are presented below. The entire valuation allowance was recorded during 1999.

  Net operating loss
    carry forwards                  $ 185,505
  Compensation expense not
    allowed for income tax
      reporting purposes                8,000
  Valuation allowance                (193,505)
----------------------------------------------

Balance, December 31, 1999          $       0
=============================================
There is no provision for income taxes in 1999 and 1998 because the
Company had net operating loss carryforwards of $185,505.

                              ART CARDS, INC.
                     NOTES TO FINANCIAL STATEMENTS

NOTE G - LETTER OF INTENT

On January 28, 2000 the Company signed a letter of intent with uMember.com, Inc. ("uMember") whereby the Company would acquire 100% of the issued and outstanding common stock of uMember in exchange for 17,000,000 sharesof the Company's common stock. The merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

Prior to the acquisition the Company will seek shareholder approval of a reverse stock split of approximately 1 for 2,050 to reduce the issued and outstanding number of shares of the Company to approximately 476,500 shares.

In addition, the President of the Company would sell 27,880,000 shares of hisCommon stock to uMember for $180,000 in cash.

UMember will pay the Company $70,000 to pay existing debt of which $25,000 is nonrefundable and payable upon execution of the letter of intent and the remaining $45,000 will be payable upon closing.

Upon closing the Company will also issue a finders fee of 2,537,000 shares of common stock.

The acquisition of uMember, if consummated, will be accounted for as a reverse merger since the shareholders of uMember will own 85% of the issued and outstanding common stock of the Company immediately following the acquisition.

If this agreement is not executed by March 31, 2000, this letter of intent will terminate.




























                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                             ART CARDS, INC.



Dated: 3/15/00                           By:/S/ Richard H. Miller
                                         Richard H. Miller, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: 3/15/00                            By:/S/ Richard H. Miller
                                          Richard H. Miller, Director

Dated: 3/15/00                            By:/S/John W. Rapparlie
                                          John W. Rapparlie, Director

Dated: 3/15/00                            By:/S/ Marilyn R. Goldberg
                                          Marilyn R. Goldberg, Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering the Registrant's last fiscal year or proxy material was sent to security holders.