Form 10QSB
period 2000-03-31
UMEMBER COM INC /CO/
filed 2000-05-15
CIK 822618

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000



                     Commission File Number: 33-17229-D




                              uMember.com, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Colorado                                    84-00978689
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                 10350 Santa Monica Boulevard South, Suite 130
                     West Los Angeles, California  90025
     --------------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (310) 552-3444
                         ---------------------------
                         (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 10, 2000, the Registrant had 20,002,633 shares of its no par value common stock outstanding.

                                UMEMBER.COM, INC.
                       (A Development Stage Enterprise)

                           Form 10-Q Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets as of
  March 31, 2000 and December 31, 1999 .............................  3

  Condensed Consolidated Statements of Operations for
  the three months ended March 31, 2000, from inception
  to March 31, 1999, and from inception to March 31, 2000 ..........  4

  Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 2000, from inception to
  March 31, 1999, and from inception to March 31, 2000 .............  5

  Condensed Consolidated Statements of Stockholders' Equity
  for the three months ended March 31, 2000, from inception
  to March 31, 1999 and from inception to March 31, 2000 ...........  6

  Notes to Consolidated Condensed Financial Statements .............  7

Item 2 - Management's Discussion and Analysis and Results
         of Operations ............................................. 10

Part II - Other Information ........................................ 13

                                UMEMBER.COM, INC.
                       (A Development Stage Enterprise)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2000           1999
                                                  (Unaudited)
ASSETS:

Cash                                              $         -     $         -
Accounts Receivable                                    12,690               -
Due from Employees                                     21,933          19,533
Due from Affiliate                                  1,611,431               -
Inventory                                             135,387               -
Prepaids and Other Current Assets                     121,385          41,978
                                                  -----------     -----------

     Total Current Assets                           1,902,826          61,511

Property, Plant & Equipment, Net                    1,710,943         437,901
                                                  -----------     -----------
Total Assets                                      $ 3,613,769     $   499,412
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts Payable                                  $   383,509     $   219,092
Current Portion - Capital Lease                       384,088               -
Due to Affiliate                                            -       1,234,880
                                                  -----------     -----------
     Total Current Liabilities                        767,597       1,453,972

Long Term Capital Lease                               668,673               -

STOCKHOLDERS' EQUITY:

Common Stock, no par value; 100,000,000 shares
 authorized, 20,002,633 and 5,000,000 issued
 and outstanding at March 31, 2000 and
 December 31, 1999 respectively                     3,898,754               -
Deficit Accumulated During the Development Stage   (1,721,255)       (954,560)
                                                  -----------     -----------
     Total Stockholders' Equity                     2,177,499        (954,560)
                                                  -----------     -----------
Total Liabilities and Stockholders' Equity        $ 3,613,769     $   499,412
                                                  ===========     ===========

See Notes to Condensed Financial Statements.

                                UMEMBER.COM, INC.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                              Three Months      February 1, 1999 (Date
                             Ended March 31,   of Inception) to March 31,
                                  2000            1999           2000

Revenue                        $    14,816     $        -     $    14,816
Cost of Sales                       14,745              -          14,745
                               -----------     ----------     -----------
Gross Profit                            71              -              71
                               -----------     ----------     -----------
Operating Expenses:
 Selling, General and
  Administrative                   661,348         19,064       1,556,918
  Depreciation and
   Amortization                     83,785              -         111,431
                               -----------     ----------     -----------
Total Operating Expenses           745,133         19,064       1,668,349
                               -----------     ----------     -----------
Loss From Operations              (745,062)       (19,064)     (1,668,278)

Interest Expense, Net               21,633            167          52,177
                               -----------     ----------     -----------
Loss Before Taxes                 (766,695)       (19,231)     (1,720,455)
Provision for Income Taxes               -              -             800
                               -----------     ----------     -----------
Net Loss                       $  (766,695)    $  (19,231)    $(1,721,255)
                               ===========     ==========     ===========

Basic Loss Per Share           $    (0.055)    $   (0.004)    $    (0.129)
                               ===========     ==========     ===========

Average Common Shares
 Outstanding                    13,892,424      5,000,000      13,347,221
                               ===========     ==========     ===========


See Notes to Condensed Financial Statements.

                                 UMEMBER.COM, INC.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                              Three Months      February 1, 1999 (Date
                             Ended March 31,   of Inception) to March 31,

Operating Activities:
 Net Loss                      $  (766,695)    $  (19,231)    $(1,721,255)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities
   Depreciation and amortization    83,785              -         111,431
   Consulting services ex-
    changed for Common Stock             -              -         102,500

Change in operating assets
 and liabilities:
  Accounts receivable              (12,690)             -         (12,690)
  Due from employees                (2,400)             -         (21,933)
  Due to/from affiliate         (2,846,310)        50,167      (1,611,431)
  Inventory                       (135,387)             -        (135,387)
  Prepaids and other assets        (79,407)        (7,368)       (121,385)
  Accounts payable                 266,916              -         383,508
                               -----------     ----------     -----------
Net Cash (Used in) Provided
 By Operating Activities        (3,492,188)        23,568      (3,026,642)

Investing Activities:
  Purchase of property and
   equipment                      (204,562)             -        (670,108)
                               -----------     ----------     -----------
Net Cash Used in Investing
 Activities                       (204,562)             -        (670,108)

Financing Activities:
 Net proceeds from issuance
  of common stock                3,796,254              -       3,796,254
 Capital lease payments            (99,504)             -         (99,504)
                               -----------     ----------     -----------
Net Cash Provided by Financing
 Activities                      3,696,750              -       3,696,750
                               -----------     ----------     -----------
Net Increase in Cash           $         -     $   23,568     $         -
                               ===========     ==========     ===========
Cash Beginning of Period       $         -     $        -     $         -
                               ===========     ==========     ===========
Cash - End of Period           $         -     $   23,568     $         -
                               ===========     ==========     ===========
Supplemental Disclosure of
 Cash Flows Information:
  Cash paid during the period
   for Income Taxes            $         -     $         -    $       800
  Interest                     $    21,633     $       167    $    52,177



Non-Cash Financing Activities:
  Purchase of Computer
   Equipment Under Capital
   Lease                       $ 1,152,266                    $ 1,152,266
  Issuance of Common Stock
   for Past Service            $    102,500                   $   102,500
  Issuance of Common Stock
   in Exchange For Can-
   cellation of Warrants       $     68,750                   $    68,750

See Notes to Condensed Financial Statements.

                                UMEMBER.COM, INC.
                        (A Development Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                      Deficit
                                                    Accumulated
                                                       During        Total        Comprehensive
                              Common Stock          Development   Stockholders'       Income
Transaction                 Shares      Amount         Stage         Equity           (Loss)
-----------               ----------  ----------    -----------   -------------   --------------
Balance at Inception               -  $        -    $         -    $        -        $       -
Issuance of Founders'
 Stock                     1,000,000           -              -             -                -
Net Loss                           -           -        (19,231)      (19,231)         (19,231)
                          ----------  ----------    -----------    ----------        ---------
Balance at March 31,
 1999                      1,000,000           -        (19,231)      (19,231)         (19,231)

5-for-1 Stock Split        4,000,000           -              -             -                -
Net Loss                           -           -       (935,329)     (935,329)        (935,329)
                          ----------  ----------    -----------    ----------        ---------
Balance at December 31,
 1999                      5,000,000           -       (954,560)     (954,560)       $(954,560)
                                                                                     =========
Issuance of Stock for
 Past Services                15,125     102,500              -       102,500
Issuance of Stock in
 Exchange For Cancelled
 Warrants                     27,500      68,750              -        68,750
Exercise of Employee
 Stock Options               639,200      15,980              -        15,980
Recapitalization Related
 to Reverse Merger         9,318,175           -              -             -
Art Cards, Inc. Shares
 Outstanding Prior to
 Reverse Merger              479,233           -              -             -
Repurchase and Retirement
 of Art Cards, Inc. Shares
 In Reverse Merger           (13,600)   (180,000)             -      (180,000)
Stock Sold in Private
 Placement for $2.50
 per Share, Net of
 Expenses                  2,000,000   3,891,524              -     3,891,524
Issuance of Stock as
 finders' fee for
 reverse acquisition       2,537,000           -              -             -
Net Loss                           -           -       (766,695)     (766,695)        (766,695)
                          ----------  ----------    -----------    ----------        ---------
Balance at March 31,
 2000                     20,002,633  $3,898,754    $(1,721,255)   $2,177,499        $(766,695)
                          ==========  ==========    ===========    ==========        =========

See Notes to Condensed Financial Statements

                               UMEMBER.COM, INC.
                       (A Development Stage Enterprise)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - REVERSE ACQUISITION AND RECAPITALIZATION

     In March 2000, uMember.com, Inc., a California corporation incorporated in 1999 (uMember-California) entered into a reverse acquisition transaction with Art Cards, Inc., (Art Cards) a Colorado corporation incorporated in January 1984. At the time of the transaction Art Cards was inactive and its assets and liabilities were nominal. The transaction was accounted for as a reverse acquisition acquisition, which resulted in a recapitalization of uMember - California in as much as it was deemed to be the acquiring entity for accounting purposes. In contemplation of the merger Art Cards changed its name to uMember.com, Inc. (uMember or the Company) in March 2000. Also in contemplation of the reverse acquisition, Art Cards a) completed a 2,050 for 1 reverse split of its stock, reducing the outstanding shares to approximately 479,000 from 978,402,000 (after round-up for partial shares); b) reduced the authorized Common Stock from 3,000,000,000 shares to 100,000,000 shares; and
c) changed the par value of the Common Stock to no par from $0.0001. In connection with the closing of the reverse acquisition, certain persons were issued 2,537,000 shares of the Company's common stock as payment of finder's fees for the transaction.

     Concurrent with the reverse acquisition, the Company entered into subscription agreements with a number of investors to sell 2,000,000 shares of the Company's stock for $5,000,000. Certain agents were paid an aggregate of $750,000 as commission on the sale of stock under the subscription agreements. Additionally, 42,625 common shares valued at $171,250 were issued in connection with the private placement related to services performed, of which $102,500 represented the payment for amounts included in Accounts Payable at December 31, 1999 and $68,750 represented stock issued in connection with the cancellation of warrants issued in February 1999. The cancellation was required as part of the private placement, and therefore is included in the cost of the private placement.

     In connection with the reverse acquisition, the 5,681,825 shares of uMember-California common stock outstanding at the transaction date were exchanged for uMember common stock at the ratio of 2.64 shares of uMember common stock for each share of uMember-California common stock. The financial statements and earnings per share data have been retroactively restated to reflect the post merger share amounts.

NOTE 2 - AMOUNTS DUE FROM AFFILIATE

     In connection with the private placement, and to facilitate the completion of the transaction, the net proceeds were deposited in the money market account of Wareforce.com, Inc. (Wareforce, the parent company of the Company prior to the private placement, and currently the majority shareholder with approximately 39% of the Company's common stock). The net amount due to uMember from Wareforce will be transferred to uMember on or about June 1, 2000, when the appropriate bank accounts and accounting controls have been established. Funds maintained in the Wareforce money market account accrue interest at the investment rate achieved through Wareforce's investment activities.

NOTE 3 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In management's opinion, the unaudited condensed consolidated financial statements of uMember.com, Inc. (uMember or the Company) at March 31, 2000 and at December 31, 1999, and for the periods ended March 31, 2000, March 31, 1999 and December 31, 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed statements should be read in conjunction with uMember's most recent 10-K and 8-K filings with the SEC.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     During 1999 and the first quarter of 2000, uMember concentrated on developing its technology, administrative and sales infrastructure. As a result, for the three months ended March 31, 2000, uMember had a net loss of
$766,695.   For the period ended December 31, 1999, the Company had a working capital deficit of $1,392,460 with a net loss of $954,560. uMember plan's to raise additional working capital through private offerings of equity to allow it to continue to progress on its business plan. Management believes that funds on hand (including net proceeds of the recent private placement due from Wareforce), available from vendors under standard trade credit terms, and to be raised in private placements subsequent to March 31, 2000, will be sufficient to fund its needs through at least March 31, 2001. No assurance can be given that sufficient funds will be available to execute uMember's business plan or generate positive operating results.

NOTE 4 - BASIC LOSS PER SHARE

     Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

     During a loss period the assumed exercise of "in the money" stock options has an anti dilutive effect. "In the money" options to purchase approximately 132,000 and 240,500 shares of common stock were outstanding at March 31, 2000 and 1999, respectively.


                                 Three Months Ended               February 1, 1999 (Date of
                                   March 31, 2000               Inception) to March 31, 1999
                                    (Unaudited)                          (Unaudited)

                      Net Loss       Shares        EPS       Net Loss      Shares        EPS
Basic EPS          $(  766,695)    13,892,424    $(0.055)    $(19,231)    5,000,000    $(0.004)

Common Stock
Equivalents               -              -          -            -             -          -
                   ------------    ----------    -------     --------     ---------    -------
Diluted EPS        $   (766,695)   13,892,424    $(0.055)    $(19,231)    5,000,000    $(0.004)
                   ============    ==========    =======     ========     =========    =======

                      February 1, 1999 (Date of
                     Inception) to March 31, 2000
                            (Unaudited)

                      Net Loss       Shares         EPS

Basic EPS          $(1,721,255)    13,347,221     $(0.129)

Common Stock
Equivalents               -              -           -
                   -----------     ----------     -------

Diluted EPS        $(1,721,255)    13,347,221     $(0.129)
                   ===========     ==========     =======

ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell products and services over the Internet. We may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the Internet industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales
growth.   Forward-looking information provided by uMember pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (a) low number of current members and limited current sales; (b) dependence by us on certain distributors; (c) continued downward pricing pressures in sales made over the Internet; (d) seasonal patterns of sales over the Internet; (e) changing economic influences in the industry; (f) the development by competitors of new or superior delivery technologies or entry in the market by new competitors; (g) our dependence on key personnel, and potential influence by executive officers and principal stockholders; (h) volatility in price and limited trading of the company's stock; (i) delays in the shipment of products; (j) any delay in execution and implementation of our system development plans; (k) changes in the quantity and/or quality of the suppliers available for the company's products; (l) changes in the costs or availability of products; (m) general business conditions in the economy; and (n) inability to raise additional private or public capital necessary for development of our business to that of a profitable enterprise.

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects. They are therefore susceptible to interpretations and periodic revisions. These interpretations and revisions may be based on actual experience and business developments and their impact may cause us to alter our marketing, capital expenditure or other budgets. This may in turn affect our business, financial position, results of operations and cash flows. Therefore, you should not place undue reliance on forward-looking statements contained in this 10-Q.

     The following table sets forth certain financial data for the periods indicated:

                                                Periods Ended
                                                  March 31,
  Statement of Operations Data              2000            1999

  Revenue                                $  14,816       $   -
  Cost of Sales                             14,745           -
  Gross Margin                                  71           -
  Selling, General and Administrative      661,348         19,064
  Depreciation and Amortization             83,785           -
  Total Operating Expense                  745,133         19,064
  Interest Expense, Net                     21,633            167
  Net Loss                                (766,695)       (19,231)

RESULTS OF OPERATIONS:

    Net Sales. As we are in start-up operations, sales during the three months ended March 31, 2000 were minimal and there were no sales during the three months ended March 31, 1999. The majority of the sales recorded during the
three months ended March 31, 2000 were made to a single company.   This
company is owned by three of the Company's founders, who remain investors in the Company. The sales to this company were at better terms than the Company would have offered to an unrelated customer.

    Selling, General, & Administrative Expenses. During the first quarter of 2000 selling, general and administrative expenses were $661,000 compared to $19,000 for the comparable period in 1999. This increase of $642,000 is primarily due to the first quarter of 1999 being our first quarter of operations. The Company commenced operations in February 1999, so this period included only 2 months. Employee salaries were $351,000 and $11,000 of the selling, general and administrative expenses in the first quarter of 2000 and 1999, respectively, as we increased our staff to support our start-up sales, marketing and technology efforts. The remainder of the selling, general and administrative expenses in both periods related primarily to rent and other facilities costs.

    Depreciation Expense. Depreciation expense increased from $0 in the first quarter of 1999 to $84,000 in the first quarter of 2000, as we purchased depreciable office and technology assets subsequent to March 31, 1999.

    Interest Expense. $11,000 of the interest expense in the first quarter of 2000 related to interest paid for equipment purchased under the terms of a capital lease. The remainder of the interest expense in the first quarter of 2000, and all of the interest expense in the first quarter of 1999 related to interest paid to Wareforce under the terms of a loan agreement.

LIQUIDITY AND CAPITAL RESOURCES:

    From inception through March 16, 2000, operations have been financed primarily through credit from vendors and loans from Wareforce. Wareforce had committed to fund $1.0 million of our initial operations and development costs. In August 1999 we entered into a loan agreement with Wareforce guaranteeing repayment of the $1.0 million (or any amounts advanced under the agreement) no later than the earlier of February 20, 2001 or the date of an Initial Public Offering or Private Placement by us. Interest accrued on this loan agreement at the bank prime rate. As of March 16, 2000 Wareforce had funded approximately $1.0 million in excess of the $1.0 million commitment.

     On March 16, 2000, we obtained outside financing through a private placement of equity, in which we sold 2 million shares of our common stock for net proceeds of $3.8 million. The amounts due to Wareforce as of March 16, 2000 were repaid with some of the proceeds from this private placement.

     During 1999 and the first quarter of 2000, we concentrated on developing our technology, administrative and sales infrastructure. As a result, for the
three months ended March 31, 2000, we had a net loss of $767,000.   For the
year ended December 31, 1999, we had a working capital deficit of $1,392,000
with a net loss of $955,000.   To continue to progress on our business plan,
we plan to raise additional working capital through private offerings of equity. Our management believes that funds on hand, available from Wareforce and to be raised in private placements subsequent to March 31, 2000, will be sufficient to fund its needs through at least March 31, 2001. We cannot assure you that we will obtain sufficient funds to execute our business plan or generate positive operating results.

     The Company is considered a development stage enterprise devoting substantially all of its efforts to establishing customers and vendor relationships, establishing complete product lines, and building its operational infrastructure. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the continued acceptance of the Internet as a medium for electronic commerce, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may not be readily available.

     Net cash flows used in investing activities for the three months ended March 31, 2000 of $0.2 million were used primarily to fund development of our Web Site, and to purchase computer equipment for our internal use.

     Net cash flows provided by financing activities for the three months ended March 31, 2000 were $3.7 million. The sources of this financing activity were the $3.8 net proceeds from our private placement and from exercises of stock options. We also used $99,000 to make payments against a capital lease used to finance the computer system for our Web Site.

     Many factors relating to obtaining financing are beyond our control. Any decrease or material limitation on the amount of borrowings available to us from our vendors or Wareforce, will adversely affect our ability to fill sales orders and/or increase our sales. It will also adversely affect our financial position and operating results. We cannot guarantee that our creditors will continue to extend credit to us in the amounts they currently do.

     We anticipate that we will need additional equity investments in the future to continue to fund our general working capital. There can be no assurance that such investments will be obtained. If they are not, we will be materially, negatively affected.

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     On March 16, 2000, the Company issued 17,000,000 shares (post-split) of its common stock to the shareholders of uMember.com, Inc., a California corporation ("uMember-California"), in connection with the acquisition of 100% of the outstanding shares of uMember-California. Each uMember-California shareholder was provided with information on the Company and the Company complied with the other applicable requirements of Rule 506. Each uMember-California shareholder signed a Letter of Acceptance or Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     A special meeting of shareholders of the Company was held on March 16, 2000, to approve the following: (1) a proposed reverse split of the outstanding shares of the Company's common stock of 1 for 2050; (2) an amendment to the Company's Articles of Incorporation to change the name to uMember.com, Inc.; and (3) an amendment to the Company's Articles of Incorporation to reduce the number of authorized shares of common stock from 3 billion shares of $.0001 par value to 100 million shares of no par value; and
(4) the Company's 2000 Stock Option/Stock Issuance Plan.

     The following table sets forth the number of votes cast for each matter. There were no broker non-votes:

                                       FOR        AGAINST     ABSTAIN
                                   -----------    -------    ----------
1.  Approval of reverse split        546,488,360    945,000       760,000

2.  Approval of name change          547,046,160    710,000       437,200

3.  Approval of reduction in         546,802,360    818,000       573,000
    number of authorized shares
    of common stock and change
    of par value

4.  Approval of Stock Option/        524,953,760    974,600    22,265,000
    Stock Issuance Plan

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule    Filed herewith electronically

     (b)  Reports on Form 8-K.

          The Company filed a Report on Form 8-K dated March 16, 2000, related to the reverse acquisition discussed under Footnote 1 in the Condensed Consolidated Financial Statements included in Item 1 of Part 1. The 8-K reported on Items 1, 2, 5, and 7.





                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      uMember.com, Inc.


Dated: May 15, 2000                   By: /s/ Sharon A. Vanzant
                                          Sharon A. Vanzant
                                          Chief Financial Officer
                                          and Chief Operating Officer

                               EXHIBIT INDEX
EXHIBIT                                           METHOD OF FILING
-------                                           ----------------

  27.    FINANCIAL DATA SCHEDULE             Filed herewith electronically