Form 10QSB
period 2000-06-30
UMEMBER COM INC /CO/
filed 2000-08-15
CIK 822618

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2000



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

                            Yes X             No___

As of August 10, 2000, the Registrant had 20,005,323 shares of its no par value common stock outstanding.

                              UMEMBER.COM, INC.
                      (A Development Stage Enterprise)

                         Form 10-QSB Quarterly Report

                               Table of Contents


Part I - Financial Statements                                   Page

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 2000 and December 31, 1999                          3

     Condensed Consolidated Statements of Operations
     for the three months ended June 30, 2000 and 1999,
     for the six months ended June 30, 2000, from February 1,
     1999 (date of inception) to June 30, 1999, and from
     inception to June 30, 2000                                   4

     Condensed Consolidated Statements of Cash Flows for
     the six months ended June 30, 2000, from inception to
     June 30, 1999, and from inception to June 30, 2000           5

     Notes to Condensed Consolidated Financial Statements         6

Item 2 - Management's Discussion and Analysis and Results
         Operations                                               8

Part II - Other Information                                      12

Signatures                                                       13

                               UMEMBER.COM, INC.
                       (A Development Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
                                                 2000          1999
                                             (Unaudited)
                                             -----------    ------------
ASSETS:

Cash                                         $   288,227    $        -
Accounts Receivable                               28,095             -
Due from Employees                                31,856        19,533
Inventory                                        129,337             -
Prepaids and Other Current Assets                 62,019        41,978
                                             -----------    ----------
     Total Current Assets                        539,534        61,511

Property, Plant & Equipment, Net               1,869,653       437,901
Other Assets                                      41,231             -
                                             -----------    ----------
     Total Assets                            $ 2,450,418    $  499,412
                                             ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts Payable and Accrued Expenses        $   517,193    $  219,092
Current Portion - Capital Lease                  384,089             -
Due to Affiliate                                  74,219     1,234,880
Other Current Liabilities                         94,928             -
                                             -----------    ----------
     Total Current Liabilities                 1,070,429     1,453,972

Long Term Capital Lease                          503,025             -

STOCKHOLDERS' EQUITY:

Common Stock, no par value; 100,000,000
  shares authorized, 20,005,323 and
  5,000,000 issued and outstanding at
  June 30, 2000 and December 31, 1999,
  respectively                                 3,898,817             -
Deficit Accumulated During the Development
  Stage                                       (3,021,853)     (954,560)
                                             -----------    ----------
     Total Stockholders' Equity                  876,964      (954,560)
                                             -----------    ----------

Total Liabilities and Stockholders' Equity   $ 2,450,418    $  499,412
                                             ===========    ==========





See Notes to Condensed Financial Statements.

                              UMEMBER.COM, INC.
                      (A Development Stage Enterprise)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                  February 1,
                                                                     1999
                                                   Six Months      (Date of      February 1, 1999
                          Three Months Ended         Ended       of Inception)  (Date of Inception)
                                June 30,            June 30,      to June 30,       to June 30,
                          2000           1999         2000           1999              2000
                       -----------    ----------   -----------    ----------   -------------------

Revenue                $    89,247    $        -   $   104,063    $       -        $   104,063
Cost of Sales              152,999             -       167,745            -            167,745
                       -----------    ----------   -----------    ----------       -----------
Gross Profit               (63,752)            -       (63,682)            -           (63,682)
                       -----------    ----------   -----------    ----------       -----------

Operating Expenses:
Selling, General and
 Administrative          1,122,202       101,460     1,783,550       120,524         2,679,120
Depreciation and
 Amortization               99,507         3,000       183,292         3,000           210,938
                       -----------    ----------   -----------    ----------       -----------
Total Operating
 Expenses                1,221,709       104,460     1,966,842       123,524         2,890,058
                       -----------    ----------   -----------    ----------       -----------

Loss From Operations    (1,285,461)     (104,460)   (2,030,524)     (123,524)       (2,953,740)

Interest Expense, Net       14,336         2,282        35,969         2,449            66,513
                       -----------    ----------   -----------    ----------       -----------
Loss Before Taxes       (1,299,797)     (106,742)   (2,066,493)     (125,973)       (3,020,253)

Provision for Income
 Taxes                         800           800           800           800             1,600
                       -----------    ----------   -----------    ----------       -----------
Net Loss               $(1,300,597)   $ (107,542)  $(2,067,293)   $ (126,773)      $(3,021,853)
                       ===========    ==========   ===========    ==========       ===========

Basic Loss Per Share   $    (0.084)   $   (0.022)  $    (0.141)   $   (0.025)      $    (0.220)
                       ===========    ==========   ===========    ==========       ===========

Average Common Shares
 Outstanding            15,480,267     5,000,000    14,686,346     5,000,000        13,721,223
                       ===========    ==========   ===========    ==========       ===========





See Notes to Condensed Financial Statements.

                              UMEMBER.COM, INC.
                     (A Development Stage Enterprise)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Six Months        February 1, 1999 (Date
                                Ended June 30,    of Inception) to June 30,
                                    2000             1999         2000
                                --------------   ----------   ------------
Operating Activities:
  Net Loss                      $(2,067,293)     $(126,773)   $(3,021,853)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities
    Depreciation and amortiza-
     tion                           183,292          3,000        210,938
    Consulting services
     exchanged for Common Stock     102,500              -        102,500
Change in operating assets and
 liabilities:
   Accounts receivable              (28,095)             -        (28,095)
   Due from employees               (12,323)             -        (31,856)
   Inventory                       (129,337)             -       (129,337)
   Prepaids and other assets        (61,272)       (16,041)      (103,250)
   Accounts payable and accrued
    expenses                        298,101              -        517,193
   Other current liabilities         94,928              -         94,928
                                -----------      ---------    -----------
Net Cash Used in Operating
 Activities                      (1,619,499)      (139,814)    (2,388,832)

Investing Activities:
 Purchase of property and
  equipment                        (400,209)       (84,385)      (865,756)
                                -----------      ---------    -----------
Net Cash Used in Investing
 Activities                        (400,209)       (84,385)      (865,756)

Financing Activities:
  Net proceeds from issuance
   of common stock                3,796,317              -      3,796,317
  Due to/from affiliate          (1,160,661)       252,449         74,219
  Capital lease payments           (327,721)             -       (327,721)
                                -----------      ---------    -----------
Net Cash Provided by Financing
 Activities                       2,307,935        252,449      3,542,815
                                -----------      ---------    -----------
Net Increase in Cash                288,227         28,250        288,227

Cash Beginning of Period        $          -     $       -    $         -
                                -----------      ---------    -----------
Cash End of Period              $   288,227      $  28,250    $   288,227
                                ===========      =========    ===========
Supplemental Disclosure of
 Cash Flows Information:
   Cash paid during the period
    for Income Taxes            $         -      $        -   $       800
   Interest                     $    35,969      $    2,449   $    66,513
Non-Cash Financing Activities:
 Purchase of Computer Equipment
  Under Capital Lease           $ 1,214,835      $        -   $ 1,214,835
 Issuance of Common Stock
  for Past Service              $   102,500      $        -   $   102,500
 Issuance of Common Stock
  in Exchange for Cancella-
  tion of Warrants              $    68,750      $        -   $    68,750

See Notes to Condensed Financial Statements.

                               UMEMBER.COM, INC.
                        (A Development Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In management's opinion, the unaudited condensed consolidated financial statements of uMember.com, Inc. (uMember or the Company) at June 30, 2000 and at December 31, 1999, and for the periods ended June 30, 2000 and June 30, 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed statements should be read in conjunction with uMember's most recent 10-K and 8-K filings with the SEC.

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

     During 1999 and the first half of 2000, uMember concentrated on developing its technology, administrative and sales infrastructure. As a result, for the three and six months ended June 30, 2000, uMember had net losses of $1,300,597 and $2,067,293, respectively, and a working capital
deficit of $530,895 at June 30, 2000.   For the year ended December 31, 1999,
the Company had a working capital deficit of $1,392,461 with a net loss of $954,560. These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,021,853 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is currently in the process of raising additional private placement funds sufficient to fund its operations through at least June 30, 2001, however, no assurance can be given that these efforts will be successful.

NOTE 2 - NEW SERVICE OFFERINGS AND REORGANIZATION

     In June 2000, the Company elected to enhance its service offerings to allow individuals to directly purchase a membership, regardless of any membership group affiliations. The Company will also offer its shopping engine, uMember MegaStore-in-a-Box, under license agreements to other online companies beginning in September 2000. In order to focus the Company on its new service offerings, uMember.com has significantly reduced its staff, and reorganized into a much flatter, more responsive organization. In conjunction with this reorganization, Leon Hasson, previously a director and President of uMember, has resigned both these positions to pursue other interests. Mr.
Hasson remains a significant investor in the Company.   Yuki Rosenfeld,
previously Vice President   Products and Merchandising, has been promoted to
the position of Executive Vice President   Managing Director and is
responsible for the day to day operations of the Company. As a result of the reorganization, the Company has recorded approximately $100,000 in severance costs in June 2000.

NOTE 3 - BASIC LOSS PER SHARE

     Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

     During a loss period the assumed exercise of "in the money" stock options has an anti dilutive effect. "In the money" options to purchase approximately 366,546 and 587,000 shares of common stock were outstanding at June 30, 2000 and 1999, respectively. There were no common stock equivalents outstanding during any of the periods reported on.

                              Three Months Ended             Three Months Ended
                                June 30, 2000                   June 30, 1999
                                 (Unaudited)                      (Unaudited)
                       Net Loss     Shares       EPS     Net Loss    Shares      EPS
                     -----------   ----------  -------   ---------  ---------  -------
Basic EPS            $(1,300,597)  15,480,267  $(0.084)  $(107,542) 5,000,000  $(0.022)
                     ===========   ==========  =======   =========  =========  =======


                               Six Months Ended           February 1, 1999 (Date of
                                June 30, 2000            Inception) to June 30, 1999
                                 (Unaudited)                      (Unaudited)
                       Net Loss     Shares       EPS     Net Loss    Shares      EPS
                     -----------   ----------  -------   ---------  ---------  -------
Basic EPS            $(2,067,293)  14,686,346  $(0.141)  $(126,773) 5,000,000  $(0.025)
                     ===========   ==========  =======   =========  =========  =======


                                  February 1, 1999 (Date of
                                 Inception) to June 30, 2000
                                        (Unaudited)
                              Net Loss        Shares         EPS
                            -----------     ----------     -------
Basic EPS                   $(3,021,853)    13,721,223     $(0.220)
                            ===========     ==========     =======

                                    ITEM 2

MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS

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

     The following table sets forth certain financial data for the periods indicated:

                                                           February 1,
                                                           1999 (Date
                                            Six Months      of Incep-
                                               Ended        tion) to
     Statement of Operations Data            June 2000      June 1999
     ----------------------------           -----------    ----------
     Net Revenue                            $   104,063     $       -
     Cost of Sales                              167,745             -
     Gross Margin                               (63,682)            -
     Selling, General and Administrative      1,783,550       120,524
     Depreciation and Amortization              183,292         3,000
     Total Operating Expense                  1,966,842       123,524
     Interest Expense, Net                       35,969         2,449
     Net Loss                                (2,067,293)     (126,773)

Results of Operations:

     Net Revenue. As we are in start-up operations, net revenues during the three and six months ended June 30, 2000 were minimal and there was no revenue during the comparable periods of 1999. Of the $89,247 and $104,063 in net revenue for the three and six month periods ended June 30, 2000, 100% and 84%,
respectively, related to off line sales to a single overseas company.   While
sales to this company are expected to continue, they should become a much smaller percentage of our sales as our online sales ramp up. Another company owned by three of our founders (who continue to be investors in the company) accounted for 12% of net revenue for the six months ended June 30, 2000.
There were no sales to this related party during the second quarter of 2000, however, we have begun to sell to them again in the third quarter.

     Selling, General, & Administrative Expenses. During the three and six months ended June 30, 2000 selling, general and administrative expenses were $1,122,202 and $1,783,550, respectively, compared to $101,460 and $120,524 for the comparable periods in 1999. These increases of $1,020,742 and $1,663,026, respectively are primarily due to the first quarter of 1999 being our first quarter of operations. The majority of selling, general and administrative expenses were employee related expenses, which increased to $705,036 and $1,162,400 for the three and six months ended June 30, 2000 compared to $80,454 and $91,149 for the three and five month periods from the date of inception to June 30, 1999. These increases resulted from increases to our staff to support our start-up sales, marketing and technology efforts. The remainder of the selling, general and administrative expenses in both periods of 2000 related primarily to sales and marketing, and to costs associated with hosting our web site. The remainder of the selling and administrative expenses in both periods of 1999 related primarily to rent and other facilities costs.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $3,000 in the three and five month periods ended June 30, 1999 to $99,507 and $183,292 in the comparable periods of 2000, as we purchased depreciable office and technology assets in 2000, including computer equipment purchased under a capital lease for hosting our web site.

     Interest Expense. $14,336 and $26,056 of the interest expense in the three and six months ended June 30, 2000, respectively related to interest paid for equipment purchased under the terms of the capital lease. The remainder of the interest expense in the three and six months ended June 30, 2000, and all of the interest expense in the comparable periods of 1999
related to interest paid to Wareforce.com, Inc. (Wareforce   the parent
company of uMember prior to the private placement, and currently the majority shareholder with approximately 39.2% of the Company's outstanding common stock) under the terms of a loan agreement. The balance outstanding under this loan agreement was repaid in March 2000.

Liquidity and Capital Resources:

     From inception through March 16, 2000, operations were financed primarily through credit from vendors and loans from Wareforce. Wareforce had committed to fund $1.0 million of our initial operations and development costs. In August 1999 we entered into a loan agreement with Wareforce guaranteeing repayment of the $1.0 million (or any amounts advanced under the agreement) no later than the earlier of February 20, 2001 or the date of an Initial Public Offering or private placement by us. Interest accrued on this loan agreement at the bank prime rate. As of March 16, 2000 Wareforce had funded approximately $1.0 million in excess of the $1.0 million commitment.

     On March 16, 2000, we obtained outside financing through a private placement of equity, in which we sold 2 million shares of our common stock for net proceeds of $3.8 million. The amounts due to Wareforce as of March 16, 2000 were repaid with some of the proceeds from this private placement.

     During 1999 and the first half of 2000, we concentrated on developing our technology, administrative and sales infrastructure. As a result, for the three and six months ended June 30, 2000, we had net losses of $1,300,597 and $2,067,293, respectively, and a working capital deficit of $530,895 at June
30, 2000.   For the year ended December 31, 1999, we had a working capital deficit of $1,392,461 with a net loss of $954,560. The Company has accumulated a deficit of $3,021,853 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is currently in the process of raising additional private placement funds sufficient to funds its operations through at least June 30, 2001, however, no assurance can be given that these efforts will be successful.

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

     Net cash flows used in investing activities for the six months ended June 30, 2000 of $0.4 million were used primarily to fund development of our Web Site, and to purchase computer equipment for our internal use.

     Net cash flows provided by financing activities for the six months ended June 30, 2000 were $2.3 million. The sources of this financing activity were the $3.8 net proceeds from our private placement and from exercises of stock options, net of the $1.2 million used to repay Wareforce, and $.3 million used to make payments under the terms of the capital lease used to finance the computer system for our web site.

     In June 2000 we elected to enhance our service offerings to allow individuals to directly purchase a membership, regardless of any membership group affiliations. We also redirected our marketing efforts to include more affiliations with internet based organizations. As a result of these changes our membership base has doubled from June 30, 2000 to over 200,000 at July 31,
2000.   Beginning in September 2000, we will also offer our shopping engine,
MegaStore-in-a-box, under license agreements to other online companies. License fees under these agreements are expected to substantially improve our cash flow, as there are minimal costs related to implementing the MegaStore-in-a-box.

     In June 2000 we underwent a reorganization in which we significantly reduced our staff, and reorganized into a much flatter, more responsive organization. In addition to reducing our costs, which will assist us in achieving profitability more quickly, management believes that this change will allow us to focus our resources on key service offerings, including those new offerings described above.

     Many factors relating to obtaining financing are beyond our control. Any decrease or material limitation on the amount of borrowings available to us from our vendors, will adversely affect our ability to fill sales orders and/or increase our sales. It will also adversely affect our financial position and operating results. We cannot guarantee that our creditors will continue to extend credit to us in the amounts they currently do.

     We anticipate that we will need additional equity investments in the future to continue to fund our general working capital. There can be no assurance that such investments will be obtained. If they are not, we will be materially, negatively affected.

                        PART II   OTHER INFORMATION


ITEM 1.  Legal Proceedings.

     None

ITEM 2.  Changes in Securities and Use of Proceeds.

     None

ITEM 3.  Defaults on Senior Securities.

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

ITEM 5.  Other Information.

     None

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule    Filed herewith electronically

     (b)  Reports on Form 8-K.

          On May 30, 2000, the Company filed an Amendment to its Report on Form 8-K dated March 16, 2000. The amendment included audited financial statements and pro forma financial information under Item 7.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UMEMBER.COM, INC.



Dated: August 14, 2000              By:/s/ Sharon A. Vanzant
                                       Sharon A. Vanzant
                                       Chief Financial Officer
                                       and Chief Operating Officer

                               EXHIBIT INDEX
EXHIBIT                                           METHOD OF FILING
-------                                           ----------------

  27.    FINANCIAL DATA SCHEDULE             Filed herewith electronically