Form 10QSB
period 2000-09-30
UMEMBER COM INC /CO/
filed 2000-11-30
CIK 822618

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                               COMMISSION FILE NO.
                                   33-17229-D


                                UMEMBER.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 COLORADO                                 84-00978689
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENT. NUMBER)


                  10350 SANTA MONICA BOULEVARD SOUTH, SUITE 130
                       WEST LOS ANGELES, CALIFORNIA 90025
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (310) 552-3444

     CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE RESPONDENT IS REQUIRED TO FILE SUCH REPORTS),AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [ ] NO [X]

     AS OF NOVEMBER 13, 2000, THE REGISTRANT HAD 20,005,323 SHARES OF ITS NO PAR VALUE COMMON STOCK OUTSTANDING.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [X] NO [ ]

Several of the matters discussed in this document contain forward-looking statements and uncertainties. uMember.com, Inc., a Colorado corporation and its subsidiary (collectively, the Company) wish to caution readers that forward-looking statements are based on assumptions, which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                UMEMBER.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999                                                 3

         Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2000 and 1999, for the nine months ended September 30, 2000, from February 1, 1999 (date of inception to) to September 30, 1999, and from inception to
         September 30, 2000                                                                4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2000, from inception to
         September 30, 1999, and from inception to September 30, 2000                      5

         Notes to Condensed Consolidated Financial Statements                              6

Item 2 - Management's Discussion and Analysis and Results Operations                       9

PART II - OTHER INFORMATION                                                               13



                                UMEMBER.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          SEPTEMBER 30,     DECEMBER 31,
                                                             2000              1999
                                                          (UNAUDITED)
ASSETS:

Cash                                                      $    34,499       $      --
Accounts Receivable                                           138,944              --
Due from Employees                                             27,500            19,533
Inventory                                                      66,872              --
Prepaids and Other Current Assets                              34,460            41,978
Assets Held for Sale                                          237,581              --
                                                          -----------       -----------
         Total Current Assets                                 539,856            61,511

Property, Plant & Equipment, Net                              465,929           437,901
Other Assets                                                   48,202              --
                                                          -----------       -----------
Total Assets                                              $ 1,053,987       $   499,412
                                                          ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts Payable and Accrued Expenses                     $   976,309       $   219,092
Current Portion - Capital Lease                               384,089              --
Due to Affiliate                                              181,089         1,234,880
Other Current Liabilities                                     121,595              --
                                                          -----------       -----------
         Total Current Liabilities                          1,663,082         1,453,972

Long Term Capital Lease                                       407,003              --

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, no par value; 100,000,000 shares
     authorized, 20,005,323 and 5,000,000 issued
     and outstanding at September 30, 2000 and
     December 31, 1999 respectively                         3,898,817              --
Deficit Accumulated During the Development Stage           (4,914,915)         (954,560)
                                                          -----------       -----------
         Total Stockholders' Equity (Deficit)              (1,016,098)         (954,560)
                                                          -----------       -----------
Total Liabilities and Stockholders' Equity (Deficit)      $ 1,053,987       $   499,412
                                                          ===========       ===========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                UMEMBER.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED        NINE MONTHS ENDED      FEBRUARY 1, 1999 (DATE OF
                                                  SEPTEMBER 30,             SEPTEMBER 30      INCEPTION) TO SEPTEMBER 30,
                                              2000             1999             2000            1999             2000
Revenue                                  $    492,310     $       --       $    596,372     $       --       $    596,372

Cost of Sales:
   Product Costs                              452,413             --            559,152             --            559,152
   Shipping and Handling                       45,084             --             46,993             --             46,993
   Fulfillment Center Costs                    11,482             --             13,028             --             13,028
   Inventory Reserves and Adjustments            --               --             57,550             --             57,550
                                         ------------     ------------     ------------     ------------     ------------
Total Cost of Sales                           508,979             --            676,723             --            676,723
                                         ------------     ------------     ------------     ------------     ------------
Gross Loss                                    (16,669)            --            (80,351)            --            (80,351)
                                         ------------     ------------     ------------     ------------     ------------
Operating Expenses:
Selling, General and Administrative           777,535          293,868        2,561,085          414,392        3,456,655
Loss on Assets Disposed of and
  to be Disposed of                         1,086,884             --          1,086,884             --          1,086,884
Depreciation and Amortization                  73,577            7,471          256,869           10,471          284,515
                                         ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                    1,937,996          301,339        3,904,838          424,863        4,828,054
                                         ------------     ------------     ------------     ------------     ------------
Loss From Operations                       (1,954,665)        (301,339)      (3,985,189)        (424,863)      (4,908,405)
Interest Expense, Net                           9,128            9,154           45,097           14,052           75,641
                                         ------------     ------------     ------------     ------------     ------------
Loss Before Taxes                          (1,963,793)        (310,493)      (4,030,286)        (438,915)      (4,984,046)
Provision for Income Taxes                       --               --                800              800            1,600
                                         ------------     ------------     ------------     ------------     ------------
Loss Before Extraordinary Item             (1,963,793)        (310,493)    $ (4,031,086)    $   (439,715)    $ (4,985,646)
Extraordinary Gain on Debt
Restructuring                                  70,731             --             70,731             --             70,731
                                         ------------     ------------     ------------     ------------     ------------
Net Loss                                 $(1 ,893,062)    $   (310,493)    $ (3,960,355)    $   (439,715)    $ (4,914,915)
                                         ============     ============     ============     ============     ============
Basic Loss Per Share                     $     (0.122)    $     (0.062)    $     (0.265)    $     (0.088)    $     (0.351)
                                         ============     ============     ============     ============     ============
Average Common Shares
     Outstanding                           15,481,751        5,000,000       14,953,416        5,000,000       13,986,311
                                         ============     ============     ============     ============     ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                UMEMBER.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      NINE MONTHS              FEBRUARY 1, 1999 (DATE OF
                                                   ENDED SEPTEMBER 30,        INCEPTION) TO SEPTEMBER 30,
                                                          2000                    1999           2000
Operating Activities:
         Net Loss                                      $(3,960,355)           $  (439,715)    $(4,914,915)
         Adjustments to reconcile net loss
         to net cash used in operating activities
              Depreciation and amortization                282,882                 10,471         310,528
              Consulting services exchanged
                  for  Common Stock                        102,500                   --           102,500
              Loss on assets disposed of and to be
                  disposed of                            1,086,884                   --         1,086,884
              Gain from debt restructuring                 (70,731)                  --           (70,731)
Change in operating assets and liabilities:
              Accounts receivable                         (138,944)                  --          (138,944)
              Due from employees                            (7,967)                   676         (27,500)
              Inventory                                    (66,872)                  --           (66,872)
              Prepaids and other assets                    (40,683)               (15,733)        (82,661)
              Assets held for sale                        (238,581)                  --          (238,581)
              Accounts payable and accrued expenses        827,949                 57,608       1,047,040
              Other current liabilities                    121,595                   --           121,595
                                                       -----------            -----------     -----------
Net Cash Used in Operating Activities                   (2,101,323)              (386,693)     (2,870,657)

Investing Activities:
         Purchase of property and equipment               (175,903)              (237,935)       (641,449)
                                                       -----------            -----------     -----------
Net Cash Used in Investing Activities                     (175,903)              (237,935)       (641,449)

Financing Activities:
         Net proceeds from issuance of
              common stock                               3,796,317                   --         3,796,317
         Due to/from affiliate                          (1,053,791)               653,298         181,089
         Capital lease payments                           (430,801)                  --          (430,801)
                                                       -----------            -----------     -----------
Net Cash Provided by Financing Activities                2,311,725                653,298       3,546,605
                                                       -----------            -----------     -----------
Net Increase in Cash                                        34,499                 28,670          34,499

Cash Beginning of Period                                      --                     --              --
                                                       -----------            -----------     -----------
Cash  End of Period                                    $    34,499            $    28,670     $    34,499
                                                       ===========            ===========     ===========
Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for
              Income Taxes                             $      --              $       800     $       800
              Interest                                 $    47,689            $    11,603     $    75,641
Non-Cash Financing Activities:
         Purchase of Computer Equipment
              Under Capital Lease                      $ 1,214,835            $      --       $ 1,214,835
         Issuance of Common Stock for Past Service     $   102,500            $      --       $   102,500
         Issuance of Common Stock in Exchange
              For Cancellation of Warrants             $    68,750            $      --       $    68,750




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                UMEMBER.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In management's opinion, the unaudited condensed consolidated financial statements of uMember.com, Inc. (uMember or the Company) at September 30, 2000 and at December 31, 1999, and for the periods ended September 30, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed statements should be read in conjunction with uMember's most recent 10-KSB and 8-K filings with the SEC.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     SIGNIFICANT RISK

     During 1999 and the first half of 2000, uMember concentrated on developing its technology, and its administrative and sales infrastructure. As a result, for the three and nine months ended September 30, 2000, uMember had net losses of $1,893,062 and $3,960,355, respectively, and a working capital deficit of $1,123,226 at September 30, 2000. For the year ended December 31, 1999, the Company had a working capital deficit of $1,392,461 with a net loss of $954,560. These financial statements have been prepared on a going concern basis. uMember has accumulated a deficit of $4,914,915 as of September 30, 2000. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is currently in the process of raising additional funds sufficient to fund its operations through at least September 30, 2001, however, no assurance can be given that these efforts will be successful or, if successful, that such funds will be raised on favorable terms.

NOTE 2 - NEGOTIATED SETTLEMENT WITH VENDOR

     In September 2000, the Company negotiated a settlement with its prior web hosting vendor to reduce the amount of payments otherwise due under its contract with this vendor. This settlement required Wareforce.com, Inc. (which is the largest shareholder of the Company) to pay $25,000 and execute a promissory note payable to the web hosting vendor in the amount of $75,000, due in three installments of $25,000. In exchange for this promissory note, all amounts due under the contract were forgiven, resulting in a reduction in Accounts Payable of $70,731, an increase in the amount due to Wareforce in the amount of $100,000 and an extraordinary gain on debt restructuring of $70,731. To date, Wareforce has made the initial payment of $25,000, and the first monthly installment of $25,000 under this note.

NOTE 3 - BASIC LOSS PER SHARE

     Basic loss per share in the accompanying condensed consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

     During a loss period the assumed exercise of "in the money" stock options has an anti dilutive effect. "In the money" options to purchase approximately 185,021 and 237,100 shares of common stock were outstanding at September 30, 2000 and 1999, respectively.


                                       THREE MONTHS ENDED                       THREE MONTHS ENDED
                                       SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                          (UNAUDITED)                             (UNAUDITED)

                             NET LOSS        SHARES        EPS        NET LOSS       SHARES         EPS

Basic EPS Before
    Extraordinary Item    $(1,963,793)     15,481,751    $(0.127)   $  (310,493)      5,000,000    $(0.062)
Basic EPS From
    Extraordinary Item         70,731      15,481,751      0.005            --        5,000,000      --
                          -----------                    -------    -----------                     ------
Basic EPS                 $(1,893,062)     15,481,751    $(0.122)   $  (310,493)      5,000,000    $(0.062)
                          ===========                    =======    ===========                    =======


                                    NINE MONTHS ENDED                    FEBRUARY 1, 1999 (DATE OF
                                    SEPTEMBER 30, 2000                 INCEPTION) TO SEPTEMBER 30, 1999
                                         (UNAUDITED)                             (UNAUDITED)

                            NET LOSS        SHARES         EPS        NET LOSS        SHARES         EPS

Basic EPS Before
    Extraordinary Item    $(4,031,086)     14,953,416    $(0.270)   $  (439,715)      5,000,000    $(0.088)
Basic EPS From
    Extraordinary Item         70,731      14,953,416      0.005            --        5,000,000       --
                          -----------                    -------    -----------                     ------
Basic EPS                 $(3,960,355)     14,953,416    $(0.265)   $  (439,715)      5,000,000    $(0.088)
                          ===========                    =======    ===========                    =======



                                        FEBRUARY 1, 1999 (DATE OF
                                    INCEPTION) TO SEPTEMBER 30, 2000
                                               (UNAUDITED)

                                 NET LOSS            SHARES           EPS
Basic EPS Before
    Extraordinary Item        $(4,985,646)         13,986,311        $(0.356)
Basic EPS From
    Extraordinary Item             70,731          13,986,311          0.005
                              -----------                            -------
Basic EPS                     $(4,914,915)         13,986,311        $(0.351)
                              ===========                            =======


NOTE 4 - SEGMENT REPORTING

     The Company operates in two industry segments; off-line business-to-business sales, and Internet- based online sales to members. Revenues and cost of sales for the three months and nine months ended September 30, 2000, and from February 1, 1999 (date of inception) to September 30, 2000 for these two industry segments are displayed in the table below. All of the business-to-business revenues in the third quarter of 2000 and approximately $230,000 for the nine months ended September 2000, and from February 1, 1999 (date of inception) to September 30, 2000 were derived from sales to a company that is owned by three of the Company's founders. This company was acquired by uMember in October 2000 (see Note 5 - Subsequent Events). There were no revenues or cost of sales in 1999. The Company does not track other expenses or assets or liabilities by segment.


                               THREE MONTHS          NINE MONTHS    FEBRUARY 1, 1999 (DATE
                                   ENDED                ENDED           OF INCEPTION TO
                             SEPTEMBER 30, 2000   SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                (UNAUDITED)          (UNAUDITED)         (UNAUDITED)

NET REVENUE

Business-to-business              $247,325            $347,368            $347,368
Internet                           244,985             249,004             249,004
                                  --------            --------            --------
Total Net Revenue                 $492,310            $596,372            $596,372
                                  ========            ========            ========
COST OF SALES

Business-to-business              $234,514            $335,671            $335,671
Internet                           274,465             341,052             341,052
                                  --------            --------            --------
Total Cost of Sales               $508,979            $676,723            $676,723
                                  ========            ========            ========

NOTE 5 - SUBSEQUENT EVENTS - ACQUISITION AND REORGANIZATION

     In October 2000 the Company acquired 100% of the outstanding capital stock of Continental Computer Exchange, Inc. ("Continental Computer"), a computer retailer located in Los Angeles, California. Continental Computer was formerly owned by three of the Company's founders, who remain shareholders in the Company. The Company currently derives a large portion of its revenue from Continental Computer (See Note 4 - Segment Reporting). Total revenue from Continental Computer was $221,519 and $233,917, respectively for the three and nine month periods ended September 30, 2000. The Company had trade receivables due from Continental Computers of $119,239 at September 30, 2000, of which $96,242 remained outstanding at the date of the acquisition. Wareforce has also sold products to Continental Computer from time to time and in 1996 sold the assets of its Personal Support Computers division to Continental Computer.

     The consideration for the acquisition was the issuance by the Company of an aggregate of 950,000 shares of the Company's Common Stock to the former shareholders of Continental Computer. The Company has agreed to register 350,000 shares of the Common Stock in its next registration statement. (See Note 7 - Line of Credit Agreement with Wareforce). Two of the former shareholders of Continental Computer entered into one-year employment agreements with the Company at annual salaries of $180,000 each. The spouse of the other former shareholder of Continental Computer entered into a one year consulting agreement with the Company at a monthly rate of $6,000.

     The terms of the acquisition were not negotiated as an arms-length transaction and there can be no assurance that an unaffiliated company would not have paid less consideration for Continental Computer than paid by the Company. The acquisition will be accounted for under the purchase method of accounting.

     In conjunction with the acquisition, the Company has reorganized its operations to leverage the workforce and expertise of Continental Computer, focusing its marketing efforts on the computer and consumer electronics product lines, and eliminating 8 positions, or approximately one-fourth of the positions of the combined companies. The Company has relocated most of its operating activities to the Continental Computer location, maintaining only executive offices at its headquarters location.

     As a result of the acquisition and subsequent reorganization, the Company is focusing primarily on the computer and consumer electronics market. This change in focus and the relocation of the Company's operating activities has resulted in the abandonment of some furniture and equipment and several web development efforts, and the decision to sell some of uMember's fixed assets with a net book value of $43,151 to Wareforce at the estimated fair market value of the assets. The losses associated with the abandonment of the furniture and equipment and the capital projects and the pending sale of assets of $88,268 and $8,190, respectively, were recorded as losses on assets disposed of and to be disposed of in the Company's Statement of Operations for the three and nine months ended September 30, 2000, and the period February 1, 1999 (date of inception) to September 30, 2000. The estimated sales value of the assets subject to sale have been included in Assets Held for Sale at September 30, 2000.

NOTE 6 - SUBSEQUENT EVENTS - REFINANCING OF EQUIPMENT LEASE AND SALE OF
         EQUIPMENT

     In November 2000 the Company entered into an agreement with its equipment lease vendor, Wareforce and a third party asset leasing and brokerage company to sell the assets underlying its capital lease and enter into an unsecured note payable to repay the difference between the balance due under the capital lease and the sale price of the assets. The note is payable over 23 months commencing in November 2000 at $20,000 with a balloon payment in the amount of $382,249 due in December 2002. The sale price of the equipment was $200,000. A total of $968,946 was due under the lease as of September 30, 2000, exclusive of interest on future lease payments. The equipment underlying the lease was written down to the sale price of $200,000 and reclassified to Assets Held for Sale at September 30, 2000. The resulting loss was recorded as a loss on assets disposed of and to be disposed of and included in the Company's Statement of Operations in the amount of $855,492 for the three and nine months ended September 30, 2000, and the period February 1, 1999 (date of inception) to September 30, 2000. The Company was in technical default under the terms of the lease at the time this agreement was entered into.

NOTE 7 - SUBSEQUENT EVENTS - LINE OF CREDIT AGREEMENT WITH WAREFORCE

     In October 2000 the Company entered into a line of credit agreement with Wareforce. Under the terms of the agreement, Wareforce will provide the Company with a maximum of $1,200,000 in additional funds over a one year period ending October 2001. Under the terms of the agreement, the funding will occur in $200,000 payments for the first three months, and as agreed upon thereafter. The Company had trade payables of $333,317 and other amounts due to Wareforce of $181,089 at September 30, 2000. The Company's management believes that a portion or all of these amounts will be offset against the line of credit, reducing the availability under the line after the initial three payments. At the end of the term of this agreement, $600,000 will be converted into a term loan, and the remainder will become due and payable. The line of credit bears interest at the Prime Rate plus 1% (with the Prime Rate based on the prime rate published in Investor's Business Daily).

     One half of the funds under the line of credit agreement are being provided by a significant investor in the Company through a separate equity transaction with Wareforce. In order to induce this investor to enter into the transaction and provide the funding, the Company has entered into an agreement dated October 10,

2000, to file a registration statement with the Securities and Exchange Commission no later than 90 days subsequent to the date of the agreement, registering all of the unregistered common stock held in the Company as of October 10, 2000 by this investor. Certain other investors have agreements with uMember whereby their unregistered shares will be included in any registration statement filed by the Company. The Company cannot determine the total number of shares of common stock to be registered at this time.

ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

     The forward-looking statements included in Management's Discussion and Analysis or Plan of Operation, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell products and services over the Internet. We may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the Internet industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by uMember pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (a) a low number of current members and limited current sales; (b) dependence by us on certain distributors; (c) continued downward pricing pressures in sales made over the Internet; (d) seasonal patterns of sales over the Internet; (e) changing economic influences in the industry; (f) the development by competitors of new or superior delivery technologies or entry in the market by new competitors; (g) our dependence on key personnel, and potential influence by executive officers and principal stockholders; (h) volatility in price and limited trading of the company's stock; (i) delays in the shipment of products; (j) any delay in execution and implementation of our system development plans; (k) changes in the quantity and/or quality of the suppliers available for the Company's products; (l) changes in the costs or availability of products; (m) general business conditions in the economy; and (n) the Company's inability to raise additional private or public capital necessary for development of our business to that of a profitable enterprise.

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects. They are therefore susceptible to interpretations and periodic revisions. These interpretations and revisions may be based on actual experience and business developments and their impact may cause us to alter our marketing, capital expenditure or other budgets. This may in turn affect our business, financial position, results of operations and cash flows. Therefore, you should not place undue reliance on forward-looking statements contained in this 10-QSB.

The following table sets forth certain financial data for the periods indicated:


                                                                                    February 1, 1999
                                  Three Months Ended                                   (Date of
                                      September 30,           Nine Months Ended      Inception to
                                  2000             1999        September, 2000    September 30, 1999
                              (unaudited)       (unaudited)      (unaudited)         (unaudited)

Net Revenue                  $   492,310       $      --         $   596,372         $      --
Cost of Sales                    508,979              --             676,723                --
Gross Loss                       (16,669)             --             (80,351)               --
SG&A                             777,535           293,868         2,561,085             414,392
Loss on Disposal               1,086,884              --           1,086,884                --
Depr & Amort                      73,577             7,471           256,869              10,471
Total Operating Exp            1,937,996           301,339         3,904,838             424,863
Interest Expense, Net              9,128             9,154            45,097              14,052
Loss Before
     Extraordinary Item       (1,963,793)         (310,493)       (4,031,086)           (438,915)
Extraordinary Gain
     On Debt
     Restructuring                70,731              --              70,731                --
Net Loss                      (1,893,062)         (310,493)       (3,960,355)           (439,715)



Results of Operations:

     Net Revenue. As we are in start-up operations, net revenues during the three and nine months ended September 30, 2000 were not substantial and there was no revenue during the comparable periods of 1999. Of the $492,310 and $596,372 in net revenue for the three and nine month periods ended September 30, 2000, 47% and 49%, respectively, related to non-Internet based sales to Continental Computer (see Note 5 - Subsequent Events - Acquisition and Reorganization to the Condensed Consolidated Financial Statements). Additionally, 18% of the net revenue for the nine months ended September 30, 2000 related to non-Internet sales to a single unaffiliated commercial customer. While sales to this company are expected to continue, they should become a much smaller percentage of our sales as our online sales ramp up. The Company's Internet sales activity increased substantially in the three months ended September 30, 2000, with approximately $245,000 in net revenue generated during the period as compared to approximately $4,000 for the previous six months.

     Cost of Sales. Cost of sales includes the cost of products sold, as well as shipping and handling costs, fulfillment center costs and costs associated with inventory adjustments and reserves. Cost of sales were 103%, 113% and 113% of revenue for the three months and nine months ended September 30, 2000 and from February 1, 1999 (date of inception) to September 30, 2000, respectively. Cost of sales exceeded net revenue in all periods primarily as a result of (a) free shipping offered to customers in June and early July 2000, to promote sales, reducing revenue by approximately 2% in each of the three and nine months ended September 30, 2000 and from February 1, 1999 (date of inception) to September 30, 2000; (b) fulfillment center costs higher than anticipated increasing cost of sales by 2% in each of the three and nine months ended September 30, 2000 and from February 1, 1999 (date of inception) to September 30, 2000, and resulting in our decision to bring all fulfillment of owned inventory in house effective September 29, 2000; (c) commissions on sales to certain Internet based affiliates at higher rates than anticipated in establishment of sales prices to allow us to partner with high membership Internet sites, reducing net sales by approximately 3%, 1% and 1% in the three months and nine months ended September 30, 2000 and from February 1, 1999 (date of inception) to September 30, 2000, respectively; (d) an adjustment to inventory related to lost or damaged inventory of $12,412 for the nine months ended September 30, 2000, and (e) a reserve established for inventory obsolescence of $45,000 for the nine months ended September 30, 2000 related to consumer electronics inventory that has been replaced in the market by new products, and which we anticipate selling at below cost to liquidate this inventory.

     Selling, General, & Administrative Expenses. During the three and nine months ended September 30, 2000 selling, general and administrative expenses were $777,535 and $2,561,085, respectively, compared to $293,868 and $414,392 for the comparable periods in 1999. These increases of $483,667 and $2,146,693, respectively are primarily due to the first quarter of 1999 being our first quarter of operations. The largest component of selling, general and administrative expenses was employee related expenses, which increased to $325,431 and $1,487,831, respectively, for the three and nine months ended September 30, 2000 compared to $212,595 and $303,745, respectively for the three months ended September 30, 1999 and the eight months from inception to September 30, 1999. These increases resulted from increases to our staff to support our start-up sales, marketing and technology efforts. Average monthly employee related expenses decreased from $164,838 for the nine months ended September 30, 2000 to $107,048 for the three months ended September 30, 2000 due to our reorganization and staff reduction in June 2000. Costs associated with the technical support and maintenance of our web site were $263,976 and $434,440 for the three and nine months ended September 30, 2000, respectively. These requirements increased as a result of the increase in revenue from the site. There were no similar costs in 1999. The remainder of the selling, general and administrative expenses in both periods of 2000 related primarily to sales and marketing, rent and facilities related costs, and costs associated with hosting our web site. The remainder of the selling, general and administrative expenses in both periods of 1999 related primarily to rent and other facilities costs.

     Loss on Assets to be Disposed of. The loss on assets disposed of in the amount of $1,086,884 for the three and nine months ended September 30, 2000 and from February 1, 1999 (date of inception) to September 30, 2000, relates primarily to the write-down to net realizable value of the computer equipment sold in November 2000 as discussed in Note 6 - Subsequent Events - Refinancing of Equipment Lease and Sale of Equipment to Notes to Condensed Consolidated Financial Statements, and the web development costs and other assets to be sold or abandoned in connection with the acquisition of Continental as discussed in
Note 5 - Subsequent Events - Acquisition and Reorganization to Notes to Condensed Consolidated Financial Statements.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $7,471 and $10,471 in the three months ended September 30, 1999 and eight months from inception to September 30, 1999, respectively, to $73,577 and $256,869 in the comparable periods of 2000, as we purchased depreciable office and technology assets in 2000, including computer equipment purchased under a capital lease for hosting our web site.

     Interest Expense. $11,720 and $37,776 of the interest expense in the three and nine months ended September 30, 2000, respectively, related to interest paid for equipment purchased under the terms of the capital lease. The remainder of the interest expense in the three and nine months ended September 30, 2000, and all of the interest expense in the comparable periods of 1999 related to interest paid to Wareforce.com, Inc. under the terms of a loan agreement. The balance outstanding under this loan agreement was repaid in March 2000. During the three months ended September 30, 2000 the Company earned $2,592 through the investment of idle cash under the terms of a sweep agreement with its bank.

     Extraordinary Gain on Debt Restructuring. In September 2000 Wareforce entered into an agreement with the Company's web hosting vendor to pay a total of $100,000 to the vendor as payment in full of all amounts owed to the vendor by the Company. As a result of this transaction, the Company wrote off accounts payable in the amount of $70,731, increased the amount due to Wareforce by $100,000 and recorded an extraordinary gain on debt restructuring of $70,731.

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

     In October 2000 we entered into a line of credit agreement with Wareforce under which we may draw up to a maximum of $1,200,000 through November 2001. Draws for the first three months are limited to $200,000 each, with draws thereafter based on amounts agreed to with Wareforce. At the termination of the line of credit agreement in November 2001, $600,000 in borrowings under the line of credit will be converted into a term note with the balance immediately payable. (See Note 7 - Subsequent Events - Line of Credit Agreement with Wareforce to the Condensed Consolidated Financial Statements.)

     In November 2000 we entered into an agreement with our equipment lease vendor, Wareforce and a third party asset leasing and brokerage company to sell the assets underlying our capital lease and enter into an unsecured note payable to repay the difference between the balance due under the capital lease and the sale price of the assets. The note is payable over 23 months commencing in November 2000 at $20,000 with a balloon payment in the amount of $382,249 due in December 2002. The sale price of the equipment was $200,000. A total of $968,946 was due under the lease as of September 30, 2000 (including $70,112 included in Accrued Expenses and $107,742 included in Accounts Payable), exclusive of interest on future lease payments. We were in technical default under the terms of the lease at the time this agreement was entered into. (See Note 6 - Subsequent Events - Refinancing of Equipment Lease and Sale of Equipment to the Condensed Consolidated Financial Statements.)

     During 1999 and the first half of 2000, we concentrated on developing our technology, administrative and sales infrastructure. As a result, for the three and nine months ended September 30, 2000, we had net losses of $1,893,062 and $3,960,355, respectively, and a working capital deficit of $1,123,226 at September 30, 2000. For the year ended December 31, 1999, we had a working capital deficit of $1,392,461 with a net loss of $954,560. We have accumulated a deficit of $4,914,915 since inception. Funds available through operating activities and under the Wareforce line of credit agreement are not sufficient to meet our current and ongoing obligations. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future, to obtain additional concessions from our vendors and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We are currently in the process of raising additional private placement funds sufficient to fund our operations through at least September 30, 2001, however, no assurance can be given that these efforts will be successful. The Company has been advised by its independent public accountants that, if the Company is unable to obtain sufficient funds to execute its business plan to generate positive operating results prior to the filing of its annual report on Form 10-KSB for the year ending December 31, 2000, it is likely to receive a qualified auditors' report on the financial statements included in such report on Form 10-KSB.

     The Company is considered a development stage enterprise devoting substantially all of its efforts to establishing customer and vendor relationships, establishing complete product lines, and building its operational infrastructure. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the continued acceptance of the Internet as a medium for electronic commerce, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may not be readily available.

     Net cash flows used in investing activities for the nine months ended September 30, 2000 of $0.2 million was used primarily to fund development of our Web Site, and to purchase computer equipment for our internal use.

     Net cash flows provided by financing activities for the nine months ended September 30, 2000 were $2.3 million. The sources of this financing activity were the $3.8 million net proceeds from our private placement and from exercises of stock options, net of the $1.1 million used to repay Wareforce, and $.4 million used to make payments under the terms of the capital lease used to finance the computer system for our web site.

     In November 2000 we completed the acquisition of Continental Computers, a Los Angeles based retailer of computers and consumer electronics. In conjunction with the acquisition, we have reorganized our operations to leverage the workforce and expertise of Continental Computer, focusing our marketing efforts on the computer and consumer electronics product lines, and eliminating approximately one-fourth of the positions of the combined companies. We have relocated most of our operating activities to the Continental Computer location, maintaining only executive offices at our headquarters location. In addition to reducing the costs of the combined companies, the addition of the Continental Computer revenue base will assist us in achieving profitability more quickly. (See Note 5 - Subsequent Events - Acquisition and Reorganization to the Condensed Consolidated Financial Statements.)

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          None



                                   SIGNATURES


IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UMEMBER.COM, INC.
                                            REGSITRANT


DATED: NOVEMBER 29, 2000                    BY:  /s/ SHARON A. VANZANT
                                                 ------------------------------
                                                 NAME:  SHARON A. VANZANT
                                                 TITLE: CHIEF FINANCIAL OFFICER